Form 10-Q
period 2001-03-31
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2001-05-14
CIK 1132423, 1132424

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

                                       OR

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the transition period from______to______

                       Commission File Number 333-57170

                      Resolution Performance Products LLC
            (Exact name of registrant as specified in its charter)

           Delaware                                    76-0607613
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification Number)

                      Commission File Number 333-57170-01

                            RPP Capital Corporation
            (Exact name of registrant as specified in its charter)

            Delaware                                      76-0660306
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification Number)

                         1600 Smith Street, Suite 2400
                             Houston, Texas 77002
                                (888) 949-2502

         (Address of principal executive offices and telephone number)

       Securities registered pursuant to Section 12(b) of the act: None

       Securities registered pursuant to Section 12(g) of the Act: None

       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes            No    X
                             --------      ---------

       At April 30, 2001, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation.

                               TABLE OF CONTENTS

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheet as of March 31, 2001 (unaudited) and
                      December 31, 2000 ...................................................................     3

                  Consolidated and Combined Statements of Income and Comprehensive Income
                      for the three month periods ended March 31, 2001 and 2000 (unaudited)................     4

                  Consolidated Statement of Owner's Deficit for the three month period
                      ended March 31, 2001 (unaudited).....................................................     5

                  Consolidated and Combined Statements of Cash Flows for each of the three
                      month periods ended March 31, 2001 and 2000 (unaudited)..............................     6

                  Notes to Consolidated and Combined Financial Statements (unaudited)......................     7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations............................................................    11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................    20

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders......................................    20

         Item 6.  Exhibits and Reports on Form 8-K.........................................................    20

Signatures.................................................................................................    21

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      RESOLUTION PERFORMANCE PRODUCTS LLC

                          CONSOLIDATED BALANCE SHEET
               (in millions of U. S. dollars, except for Units)

                                                                                  March 31,       December 31,
                                                                                   2001                2000
                                                                             ----------------      ------------
                                               Assets                          (unaudited)
     Current assets:
         Cash and cash equivalents.......................................      $         7        $        19
         Receivables, less allowance of $3 and $3, respectively..........              147                148
         Due from related parties........................................                4                  3
         Prepaid assets..................................................                5                  6
         Inventories, less allowance of $6 and $7, respectively..........              154                149
         Deferred income taxes...........................................                -                  1
                                                                                -----------        ----------
              Total current assets.......................................              317                326

     Property and equipment, at cost, less accumulated depreciation......              402                411
     Intangible assets, at cost, less accumulated amortization...........               19                 20
     Investments in equity affiliates....................................                8                 10
     Deferred income taxes...............................................               27                 25
                                                                                ----------         ----------

              Total assets...............................................      $       773        $       792
                                                                                ==========         ==========


                         Liabilities and Owner's Deficit

     Current liabilities:
         Accounts payable-trade..........................................      $       138        $       118
         Other payables and accruals.....................................               28                 27
         Taxes payable...................................................               15                  -
         Current portion of long-term debt...............................                7                  7
                                                                                -----------        ----------
              Total current liabilities..................................              188                152

     Deferred income taxes...............................................                3                  5
     Interest rate swap obligation.......................................                2                  -
     Pensions and other retirement plan obligations......................               30                 27
     Long-term debt......................................................              622                674
                                                                                ----------         ----------
              Total liabilities..........................................              845                858
Commitments and contingencies (Note 8)
Owner's deficit
     Member Interest, 1,000,000 units authorized, 1,000,000 units issued                 -                  -
     Accumulated Deficit.................................................             (37)               (37)
     Accumulated Other Comprehensive Loss................................             (35)               (29)
                                                                                ----------         ----------

              Total Owner's deficit .....................................             (72)               (66)
                                                                                ----------         ----------
              Total liabilities and owner's deficit .....................      $       773        $       792
                                                                                ==========         ==========

   See accompanying notes to consolidated and combinedfinancial statements.

                      RESOLUTION PERFORMANCE PRODUCTS LLC

                CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                     AND COMPREHENSIVE INCOME (unaudited)
                         (in millions of U.S. dollars)


                                                                                             Three months ended
                                                                                                  March 31,
                                                                                        --------------------------
                                                                                           2001            2000
                                                                                        ----------       ---------
                                                                                                        As adjusted
                                                                                                        (See Note 3)
Revenue..................................................................            $      229         $      227
Cost and expenses:
      Purchase and variable product costs................................                   137                136
      Operating expenses.................................................                    37                 40
      Selling, general and administrative................................                    15                 10
      Depreciation and amortization......................................                     9                  9
      Research and development...........................................                     7                  5
      Special charges....................................................                     8                  1
                                                                                     ----------         ----------
                 Total...................................................                   213                201
                                                                                     ----------         ----------

Operating income.........................................................                    16                 26

Income from equity investment............................................                     -                  1
Interest expense, net....................................................                    17                  -
                                                                                     ----------         ----------

Income (loss)before income taxes.........................................                    (1)                27
Income tax expense (benefit).............................................                    (1)                11
                                                                                     ----------         ----------
Net income ..............................................................            $        -         $       16
                                                                                     ==========         ==========

Comprehensive income:
    Net income ..........................................................            $        -         $       16
    Currency translation loss, net of tax................................                    (4)                (7)
    Interest rate swap, net of tax.......................................                    (2)                 -
                                                                                     ----------         ----------
    Comprehensive income (loss)..........................................            $       (6)        $        9
                                                                                     ==========          =========

   See accompanying notes to consolidated and combined financial statements.

                       RESOLUTION PERFORMANCE PRODUCTS LLC

                    CONSOLIDATED STATEMENT OF OWNER'S DEFICIT
                          (in million of U. S. dollars)

                                                                              Accumulated Other
                                            Member         Accumulated          Comprehensive
                                             Units           Deficit                 Loss              Total
                                            ------         ----------         ---------------          -------
Balance, December 31, 2000.............     $   -          $     (37)         $          (29)          $  (66)

Net income.............................         -                  -                       -                -

Other comprehensive loss, net of tax...         -                  -                      (6)              (6)
                                            ------         ----------         ---------------          -------
Balance, March 31, 2001(unaudited).....     $   -          $     (37)         $          (35)          $  (72)
                                            ======         ==========         ===============          =======

   See accompanying notes to consolidated and combined financial statements.

                       RESOLUTION PERFORMANCE PRODUCTS LLC

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                         (in millions of U. S. dollars)

                                                                                   Three months ended
                                                                                        March 31,
                                                                             -------------------------------
                                                                                2001                 2000
                                                                             ----------           ----------
                                                                                                 As adjusted
                                                                                                 (See Note 3)
Cash flows provided by (used for) operating activities:
     Net income........................................................     $        -         $       16
     Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization.....................................              9                  9
     Equity earnings in affiliates.....................................              -                 (1)
     (Increase) decrease in working capital:
              Receivables, net.........................................             (3)                (7)
              Due from related parties.................................             (1)               (35)
              Prepaid assets...........................................              1                  -
              Inventories..............................................             (7)                32
              Payables and accruals....................................             28                 20
              Taxes payable............................................             16                  -
              Deferred income taxes....................................             (3)                 1
              Pensions and other retirement plans obligation...........              3                  -
                                                                             ----------          --------
              Net cash provided by operating activities................              43                35
                                                                             ----------          --------

Cash flows provided by (used for) investing activities:
     Capital expenditures..............................................              (8)               (2)
     Purchase of France subsidiary.....................................              (1)                -
     Distributions from equity affiliates..............................               1                 3
                                                                             ----------          --------
              Net cash (used for) provided by investing activities.....              (8)                1
                                                                             ----------          --------
Cash flows provided by (used for) financing activities:
     Net cash distributions to owner...................................               -               (36)
     Proceeds from long-term debt .....................................              34                 -
     Repayments of long-term debt......................................             (81)                -
                                                                             ----------          --------
              Net cash used for financing activities...................             (47)              (36)
                                                                             ----------          --------
Net decrease in cash...................................................             (12)                -
Cash at beginning of period............................................              19                 0
                                                                             ----------          --------
Cash at end of period..................................................     $         7        $        0
                                                                             ==========          ========

   See accompanying notes to consolidated and combined financial statements.

                       RESOLUTION PERFORMANCE PRODUCTS LLC

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                 March 31, 2001


1.   Organization, Formation and Basis of Presentation

         The consolidated and combined financial statements include the consolidated operations of Resolution Performance Products LLC ("RPP LLC", or the "Company"), and its wholly owned subsidiaries including RPP Capital Corporation ("RPP CC") since November 1, 2000. Prior to November 1, 2000, the financial statements include the operations of the resins business ("Resins Business") of the Royal Dutch/Shell Group of Companies ("Shell"). RPP LLC is a wholly owned subsidiary of Resolution Performance Products Inc. ("RPPI").

         RPP CC is a wholly owned finance subsidiary of RPP LLC that was formed in October 2000 to co-issue the 13-1/2% Senior Subordinated Notes jointly and severally with RPP LLC. RPP CC has nominal assets and no operations.

         On November 14, 2000, with an effective date of November 1, 2000, RPP LLC acquired all of the Resins Business from Shell. On the same dates, simultaneous with the above acquisition, RPPI was acquired by RPP Holdings LLC, an affiliate of Apollo Management IV, L.P. ("Apollo") in a recapitalization transaction.

         The accompanying unaudited consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated and combined financial statements and notes thereto for the year ended December 31, 2000 included in the Resolution Performance Products LLC Registration Statement on Form S-4, as amended (file no. 333-57170), declared effective by the Securities and Exchange Commission on May 11, 2001. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

         The accompanying unaudited consolidated and combined financial statements have been prepared from Shell's historical accounting records and are presented on a carve-out basis to include the historical operations applicable to the Resins Business of Shell. In addition, the unaudited consolidated and combined financial statements have been restated to reflect the accounting change from LIFO to FIFO method of costing inventory.

         In July 1999, Shell commenced a corporate restructuring program in preparation for the sale of the Resins Business. Under this program, all of the Resins Business manufacturing operations and certain of its marketing activities were transferred into new legal entities within the Shell Group. This program included the transfer of the manufacturing operations in The Netherlands, the U.S. and the United Kingdom to Shell Epoxy Resins LLC and Shell Epoxy Resins Holdings B.V. and its various non-U.S. subsidiaries. No gains or losses were recognized on the transfer of assets and operations pursuant to this program, given the related party nature of such transactions. The tax effects of these transactions, resulting from changes to the tax bases of assets, have been recorded through owner's net investment.

         The unaudited consolidated and combined financial statements include all revenues and costs directly attributable to the Resins Business, including costs for facilities, functions and services used by the Resins Business at shared Shell sites and costs for certain functions and services performed by centralized Shell organizations and directly charged to the Resins Business based on usage. The results of operations also include allocations of Shell's general corporate expenses.

         In addition, Shell provided cash management services to the Resins Business through centralized treasury systems. As a result, all charges and cost allocations for facilities, functions and services performed by Shell organizations for the Resins Business are deemed to have been paid by the Resins Business to Shell, in cash, during the period in which the cost was recorded in the unaudited consolidated and combined financial statements. Allocations of current income taxes receivable or payable are deemed remitted, in cash, by or to Shell in the year in which the related income taxes were recorded.

         All of the allocations and estimates in the unaudited combined financial statements are based on assumptions that Shell management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Resins Business had been operated as a separate entity. It is not practicable to estimate the costs and expenses that would have resulted on a stand-alone basis.

         The Company is engaged in manufacturing and marketing resins in the U.S. and internationally. Resins include epoxy resins, versatic acids and derivatives. Epoxy resins are chemicals primarily used in the manufacture of coatings, adhesives, printed circuit boards, fiber reinforced plastics and construction materials.

         Products containing epoxy resins serve a wide range of end-users, including automotive, aerospace, electrical, construction and industrial maintenance. Versatic acid and derivatives are specialty products that complement epoxy resins product offerings in the coatings, adhesives and construction industries.

2.   New Accounting Standards

         Commencing January 1, 2001, the Company adopted SFAS 133 ( Accounting for Derivative Instruments and Hedging Activities). SFAS 133, as amended by SFAS 138, requires that derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is the type of hedge transaction. The Company does not enter into derivative instruments for trading purposes; however, interest rate swaps were entered into during the current period in connection with the Company's credit facility. The Company uses interest rate swaps to protect against interest rate fluctuation by fixing the variable portion of interest rates in its credit facility. By using the interest rate swaps to hedge interest rate cash flows, the Company exposes itself to market risk; however market risk is managed through the setting and monitoring of parameters that limit the types and degree of market risk which are acceptable. As mentioned above, the Company entered into interest rate swap agreements related to the term loan B for notional amounts of $50 million, $75 million and $100 million that fix the LIBOR portion of our interest rates at 5.41%, 5.29% and 5.41%, respectively. The duration of the interest rate swap agreements range from 12 months to 24 months. The unaudited consolidated statements of income for the three months ended March 31, 2001 includes interest expense at the fixed rates stated above. The Company did not hedge interest rate cash flows in the prior year period. At March 31, 2001, the Company recognized a net $2 million charge in the unaudited consolidated statement of income and comprehensive income, and consolidated statement of owner's deficit relating to SFAS 133. This charge was primarily due to the change in the fair market value of the Company's interest rate swaps as a result of declining interest rates.

3.   Inventories of Products

         Product inventories are valued at the lower of cost or net realizable value, cost being determined using either a weighted-average or FIFO method. Effective November 1, 2000, the Company changed its inventory accounting policy in the U. S. from LIFO (Last In First Out) to FIFO (First In First Out). The change was made to provide a better matching of revenues and expenses.

         A retroactive restatement of prior period financial statements was made to present financial results on a consistent basis. The change increased cost of sales for the three months ended March 31, 2000 by $8 million.

         Total inventories at March 31, 2001 and December 31, 2000 were comprised of the following (in millions of U. S. dollars):

                                           March 31,      December 31,
                                             2001            2000
                                             ----            ----
           Raw materials.............       $  14            $ 17
           Finished products.........         128             121
           Materials and supplies....          12              11
                                             ----            ----
                   Total.............        $154            $149
                                             ====            ====

4.   Long-term Debt

         Long-term debt at March 31, 2001 and December 31, 2000 consisted of the following (in millions of U. S. dollars):

                                                                                        March 31,      December 31,
                                                                                          2001             2000
                                                                                       ----------     -----------
        Senior Subordinated Notes, net of discount.............................       $       197    $        197
        Term Loan A............................................................               102             108
        Term Loan B............................................................               324             350
        European Revolver......................................................                 -              23
        US Revolver............................................................                 6               3
                                                                                       ----------     -----------
             Total long-term debt..............................................               629             681
             Less current portion of long-term debt............................                (7)             (7)
                                                                                       ----------     -----------
                                                                                      $       622    $        674
                                                                                       ==========     ===========

5.     Segment Information

         Using guidelines set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has identified three reportable segments based on geographic and customer information: (i) America,
(ii) Europe and Africa, and (iii) Asia Pacific and Middle East. Management operates its business through geographic regions and is not organized nor does it prepare discreet financial information by product line within the geographic regions.

         Selected financial data by geographic region are presented below (in millions of U. S. dollars):

                                                                                  Asia
                                                                                  ----
                                                                                 Pacific
                                                                                 -------
                                                                      Europe       And
                                                                      ------       ---
                                                                        and      Middle     Inter-
                                                                        ---      ------     -----
                                                           America    Africa      East     segment     Total
                                                           -------    ------      ----     -------     -----
As of and for the period ended
  March 31, 2001:

Revenues from external customers........................    $ 119     $ 106       $  4      $ --       $ 229
Intersegment revenues...................................        3        74          1       (78)         --
Operating income........................................        3        13         --        --          16
Total assets............................................      449       316          8        --         773

As of and for the period ended
  March 31, 2000:

Revenues from external customers........................    $ 129     $  94       $  4      $ --       $ 227
Intersegment revenues...................................        7        59          2       (68)         --
Operating income........................................       12        15        (1)        --          26
Total assets............................................      406       326         11                   743

         Sales revenues are attributed to geographic regions based on the location of the manufacturing facility and/or marketing company, and are not based on location of customer. Intersegment amounts represent sales transactions within and between geographic regions.

6.   Income Taxes

         The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

         Prior to recapitalization of the Company, the Resins Business of Shell, and the related tax effects thereof, are included in a number of tax returns submitted by various Shell operating companies. There is no formal tax allocation agreement between the various Shell operating companies and the Resins Business. Accordingly, the tax amounts reflected in these Combined Financial Statements have been allocated based on the amounts expected to be paid or received from the various Shell operating companies filing tax returns in which the Resins Business is included, with net operating loss and credit carryforwards recorded in the event such benefits are expected to be realized by the Shell operating companies. The provision for income taxes represents income taxes deemed paid or received for the current year plus the change in deferred taxes during the year, excluding effects related to Shell's corporate restructuring program. The pro forma effect on the unaudited consolidated and combined statement of income and comprehensive income, and owner's deficit of reflecting the provision for income taxes on a separate return basis is not material.

         Deferred taxes result from differences between the financial and tax bases assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized by the relevant Shell operating company.

7.   Special Charges

         In connection with the recapitalization and related cost restructure program, the Company expensed certain costs totaling $8 million. These costs were primarily transitional costs that are non-recurring in nature and relate to $3 million of severance costs and $5 million of exit/relocation costs.

8.   Commitments and Contingencies

         In the ordinary course of business, the Company is subject to various laws and regulations and, from time to time, litigation. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or results of operations of the Company. Management is not aware of any pending actions against the Company.

         The Company is also subject to various environmental laws and regulations. Similar to other companies in the chemicals industry, the Company incurs costs for preventive and corrective actions at facilities and waste disposal sites, and those environmental costs of operations and remediation activities are accrued on a basis consistent with the Company's accounting policy. The Company may be obligated to take remedial action as a result of the enactment of laws or the issuance of new regulations or to correct the effects on the environment of disposal practices or releases of chemical substances. Most of the expenditures to fulfill these obligations relate to facilities and sites where past operations followed practices and procedures that were considered appropriate under regulations, if any, existing at the time, but may now require investigatory or remedial work to adequately protect the environment or address new regulatory requirements. The Company has not incurred any environmental costs in the current period.

         The fact that no accrual was provided as of March 31, 2001 and December, 31, 2000 is influenced by agreements associated with the transaction whereby Shell will indemnify RPP LLC for environmental damages associated with certain environmental conditions that occurred or existed before the closing date of the recapitalization, subject to limitations. In addition, the Company believes that it carries adequate insurance coverage, subject to certain deductibles and limitations.

Item 2.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

     Management's Discussion and Analysis of Financial Condition and Results of Operations and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "believe", "anticipate", "estimate", "expect", "intend", and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including those discussed under the heading "-Cautionary Statements for Forward Looking Information" and elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     You should read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in conjunction with the corresponding sections included in the Company's Registration Statement on Form S-4 (File No. 333-57170), as amended, which was declared effective by the SEC on May 11, 2001. The Form S-4, as amended, also includes the Company's audited consolidated and combined financial statements and the notes thereto as of December 31, 2000 and for each of the three years ended December 31, 2000, 1999 and 1998, as well as other financial and operating information about our business.

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company's consolidated and combined statements of operations, expressed as a percentage of revenue. Our historical results of operations for the three months ended March 31, 2000 may not necessarily reflect what would have occurred if our business, then owned by Shell, had been a separate, stand-alone entity during that period. Accordingly, there can be no assurance that the trends in the operating results will continue in the future.

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                           ------------------------
                                                                                            2001              2000
                                                                                           ------            ------
    Revenue..................................................................                100%              100%
    Cost and expenses:
          Purchase and variable product costs................................                 60                60
          Operating expenses.................................................                 16                17
          Selling, general and administrative................................                  7                 5
          Depreciation and amortization......................................                  4                 4
          Research and development...........................................                  3                 2
          Special charges....................................................                  3                 -
                                                                                           -----             -----
                     Total...................................................                 93                88

    Operating income.........................................................                  7                12
                                                                                           -----             -----

    Income from equity investment............................................                  -                 -
    Interest expense, net....................................................                  7                 -
                                                                                           -----             -----

    Income (loss) before income taxes........................................                  -                12
    Income tax expense (benefit).............................................                  -                 5
                                                                                           -----             -----

    Net income...............................................................                  -                 7%
                                                                                           =====             =====

    Consolidated EBITDA (1)..................................................                 14%               16%
                                                                                           =====             =====

----------
(1) Consolidated EBITDA represents income (loss) before income taxes, interest expense, net, special charges and depreciation and amortization. Consolidated EBITDA for the periods presented corresponds with the identically titled definition used as a measure in both the indenture and our credit agreement for determining our compliance with covenants contained in those agreements. In addition, Consolidated EBITDA is presented because it is used by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, Consolidated EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Consolidated EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies.

         During the latter part of the fourth quarter of 2000 and continuing through the current period, the United States economy began to experience a slowdown in the manufacturing sectors. Significant portions of our customers in the United States operate in these sectors. As a result, the U. S. chemical industry in general and we, to a lesser extent, experienced softness in product demand apart from expected seasonality. We believe that we experienced less product demand softness than the U. S. chemical industry overall because epoxy resins continue to substitute against other products as a result of its growing number of new end-use applications. Further, the multitude of epoxy end-use markets and the replacement of other materials with epoxy resins has served to soften demand declines in any one end-use market. There can be no assurances that this trend will not continue during the remaining 2001 period nor that we will be able to realize margins we have historically achieved as feedstock costs decline.

         The following is a discussion of significant financial statement items related to our consolidated and combined statements of income. See note 5 of the consolidated and combined financial statements for segment information.

         Revenue

         Our revenue is primarily generated through the sale of our three main product lines: (1) epoxy resins, (2) versatic acids and derivatives, and (3) sales of BPA to third parties. In addition, we sell small amounts of ECH to third parties. Revenue has historically been driven by volumes, market prices and foreign currency fluctuations. Revenue also includes other income derived primarily from royalty income and commission income.

         Purchases and Variable Product Costs

         Purchases and variable product costs are primarily comprised of feedstock costs. Feedstock costs are driven primarily by market conditions and exchange rates as volumes are generally consistent year over year. The significant feedstocks for which we are highly sensitive to the market prices are phenol, acetone, propylene and chlorine. We purchase chlorine, a primary raw material for ECH, under long-term supply contracts with third parties which provide us with producer-like economics by allowing us to buy this raw material at a margin above production cost and thereby lower our manufacturing costs. We also purchase propylene, the other primary raw material for ECH, under long-term supply agreements with Shell that are based on market price less negotiated volume discounts. We purchase phenol and acetone, the primary raw materials for BPA, under attractive supply contracts with Shell and other third parties that are based on discounted market prices and input-cost formulae. Because we are co-located with Shell at several of our facilities, our transportation and logistics costs for certain raw materials which Shell provides us are reduced. Variable manufacturing costs, which are primarily utilities, are also a significant component of this line item. Purchases and variable product costs are reduced by the sale of by-products generated during the manufacturing process, primarily hydrochloric acid.

         Operating Expenses

         Operating expenses represents the costs associated with the non-variable operations of our manufacturing facilities. Included in operating costs are personnel related costs, manufacturing overhead and periodic maintenance, or turnaround costs. Depreciation relating to manufacturing assets is included within depreciation and amortization.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses are comprised primarily of costs associated with non-manufacturing, non-research and development operations, including management, accounting, treasury, information technology, marketing and sales, and legal. This includes costs associated with health, safety and environmental projects.

         Depreciation and Amortization

         Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Estimated useful lives for plant and equipment, office buildings, tanks and pipelines are twenty years and range from three to ten years for other assets. Amortization is computed on a straight-line basis for intangibles such as patents.

         Research and Development Expenses

         Research and development expenses are costs associated with product or customer specific initiatives and costs associated with projects that seek improvements in manufacturing processes. Primarily all of our research and development expenses are generated in one of our three research facilities. To improve the investment return on our significant research and development expenditures and improve global sharing of ideas within our business, we intend to centrally manage all such costs.

         Special Charges

         Special charges consist of non-recurring type costs such as transaction, transition and severance costs related to restructuring or cost reduction programs.

         Income from Equity Investment

         Income from equity investment is related to unconsolidated equity investees.

         Interest Expense, net

         For periods after the recapitalization, interest expense, net consists of interest expense with respect to borrowings under our credit agreement and the notes, offset by our interest income from short term cash investments. Interest expense also includes amortization of deferred financing costs and amortization of the discount for the notes. Historically, as part of Shell, we did not have any debt allocated to us except for operational accounts payable. As such, we did not have any interest expense prior to November 14, 2000.

         Income Taxes

         Historically, our operations have been included in the tax returns submitted by various Shell operating companies. The tax amounts reflected in our historical results have been allocated based on the amounts expected to be paid or received from the various Shell operating companies filing tax returns in which our operations were included. As of March 31, 2001 and December 31, 2000, we have accrued for income taxes and income taxes will consist of deferred and current income taxes. Additionally, we have made a Section 338(h)(10) election to allow our recapitalization to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes the bases of our U.S. assets will be stepped-up to their fair market values, and we will be able to depreciate our assets using higher bases than the historical amount. This tax basis step-up will reduce cash payments for income taxes over the next five years.


Three months Ended March 31, 2001 Compared to Three months Ended March 31, 2000
-------------------------------------------------------------------------------

         Revenue

         Revenue increased by $2 million, or 0.9%, to $229 million for the three months ended March 31, 2001 from $227 million in the prior year period. The increase in revenue is a result of increased prices, partially offset by lower volume. The increase in prices was attributable to increases in BPA, ECH and versatics, partially offset by decreases in resins. Overall average prices increased by 3% from the prior year period. The increase in prices is primarily driven by the Company's ability to negotiate and pass on increased costs of feedstock. Overall volumes decreased by 3% from the prior year period. Decreased volumes are primarily the result of a slowing economy in the United States and Asia Pacific.

         Purchases and Variable Product Costs

         Purchases and variable product costs increased by $1 million, or 0.7%, to $137 million from $136 million in the prior year period. This increase was largely driven by higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products.

         Operating Expenses

         Operating expenses decreased by $3 million, or 7.5%, to $37 million from $40 million in the prior year period. The decrease in operating expenses is primarily a result of lower costs for maintenance associated with several agreements with Shell that were not in place in the prior year period. In addition, maintenance turnaround activity was higher in the prior year period.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by $5 million, or 50%, to $15 million from $10 million in the prior year period. The increase is primarily a result of costs related to become an independent entity that exceeds the historical allocations in the prior year period.

         Depreciation and Amortization

         Depreciation and amortization remained unchanged at $9 million.

         Research and Development Expenses

         Research and development costs increased by $2 million, or 40% to $7 million from $5 million in the prior year period. The increase is primarily due to increased personnel and the absence of cost allocations made by Shell to other business units in the prior year period.

         Special Charges

         Special charges increased by $7 million to $8 million from $1 million in the prior year period. Transition costs for the current period consisted of $3 million for severance costs and $5 million for exit and relocation costs related to the cost restructure program compared to $1 million in the prior year period. The prior year period reflects the commencement of the transition to become an independent entity.

         Operating Income

         Operating income decreased by $10 million, or 38%, to $16 million from $26 million in the prior year period. The decrease was primarily due to the increases in purchases and variable product costs, selling, general and administrative expenses, research and development and special charges, partially offset by increased revenue and lower operating expenses.

         Interest Expense, Net

         Interest expense, net, increased by $17 million primarily due to the increase in long-term debt resulting from the leveraged buy out recapitalization. No debt was outstanding in the prior year period.

         Income (loss) before Income Taxes

         Income (loss) before taxes decreased by $28 million to a loss of $1 million from income of $27 million in the prior year period. The decrease is due to the decrease in operating income and increased interest expense, net.

         Income Tax Expense (benefit)

         Income tax expense (benefit) decreased by $12 million to a benefit of $1 million from income tax expense of $11 million in the prior year period. The decrease is primarily related to decreased taxable income resulting from increased interest expense, net and increased special charges.

         Net Income

         Net income decreased by $16 million from net income of $16 million in the prior year period. The decrease was due to decreased income before income taxes, partially offset by decreased income tax expense.

         Consolidated EBITDA

         Consolidated EBITDA decreased $4 million to $33 million, or 11%, from $37 million in the prior year period. The decrease was primarily related to the increases in purchases and variable product costs, selling, general and administrative expenses, research and development expenses, partially offset by increased revenue and lower operating expenses. Consolidated EBITDA has not been adjusted by the annual $7 million of previously announced projected cost savings. During the first quarter ended March 31, 2001, we achieved $1 million of these projected cost savings and project that we would have achieved an additional $1 million of cost savings if these cost savings programs were in effect at the beginning of the quarter. Including the effect of the previously announced cost savings, Consolidated EBITDA would have been $34 million. This financial information is being presented because it is an important measure that, (i) management uses to analyze the business, (ii) is used in the calculation of the covenants under the indenture and the credit facility, and
(iii) is relevant to the bondholders and lenders to analyze our financial performance. This financial information should not be construed as being more important than the GAAP financial data included in this filing.

Liquidity and Capital Resources

         Prior to the consummation of the recapitalization, we financed our operations through net cash provided by operating activities and contributions and advances from Shell. We also had participated in Shell's centralized treasury management system whereby all of our cash receipts were remitted to Shell and all of our cash disbursements were paid by Shell. While we were owned by Shell, we did not incur any long-term debt to fund our operations.

         After the consummation of the recapitalization, we established our own centralized treasury management system. Instead of making distributions of our excess operating cash flow to Shell as done previously, we have been able to retain all of our operating cash flow to finance the working capital and other needs of our business. During the first quarter of 2001, our operating cash flow was more than our working capital needs, and we used this excess cash to make a $25.0 million voluntary principal payment that reduced the amount of long-term debt outstanding under the credit agreement. We expect to continue to finance our operations through net cash provided by operating activities, existing cash on hand and borrowings under our revolving credit facility. As a result of the high level of debt incurred as part of the recapitalization, we will have to generate significant cash flows to meet our new debt service requirements.

         In November 2000, RPP LLC and RPP CC issued $200 million aggregate principal amount of 13-1/2% Senior Subordinated Notes due 2010 in a private offering pursuant to Rule 144A under the Securities Act of 1933. The notes were issued to bondholders at a discount of $3 million, and accordingly, we received gross proceeds of $197 million from the offering of the notes. Subsequently, the Company registered an identical series of notes with the Securities and Exchange Commission and completed an exchange of the notes for the registered notes. The notes may be redeemed in whole at any time or in part from time to time, on and after November 15, 2005, at specified redemption prices.

         The notes are senior subordinated unsecured obligations ranking junior in right of payment to all of our existing and future senior debt and all liabilities of our subsidiaries that do not guarantee the notes. The proceeds from the issuance of the notes were used to finance in part the recapitalization and related transaction costs and expenses. Interest on the notes is payable semi-annually in cash on each May 15 and November 15, beginning May 15, 2001. The notes mature on November 15, 2010.

         On November 14, 2000, RPP Inc., RPP LLC, RPP CC and Resolution Nederland B.V. entered into a $600 million credit agreement with a syndicate of financial institutions. The credit agreement provides for a six-year euro equivalent $100 million (at issuance) A term loan and an eight-year $350 million B term loan. Each term loan was fully drawn on November 14, 2000 and used to finance the recapitalization, including certain related costs and expenses. In addition, the credit agreement provides for a six-year $150 million revolving credit facility, the euro equivalent of which is also available, to be used for, among other things, working capital and general corporate purposes of us and our subsidiaries, including without limitation, certain permitted acquisitions. The revolving credit facility also includes a sub-limit for letters of credit in an amount not to exceed $50 million. At March 31, 2001, we had incurred $6 million under the revolving credit facility and had additional borrowing capacity of $144 million.

         The credit agreement is secured by substantially all current and future assets of RPP LLC, including a pledge of 100% of the stock of our domestic subsidiaries and 66 2/3% of the stock of our foreign subsidiaries. Our borrowings and those of our subsidiaries under the credit agreement are guaranteed by RPPI and borrowings by our indirect subsidiary, Resolution Nederland B.V., are also guaranteed by us. The credit agreement requires us to maintain certain minimum financial covenants including a minimum interest coverage ratio and a maximum total leverage ratio. Consolidated EBITDA is a measure used in the calculation of certain covenants under the credit agreement and the indenture. See the "Results of Operations" section for a discussion of Consolidated EBITDA. As of March 31, 2000, we were in compliance with each of our financial covenants under the credit agreement. In addition, the credit agreement is not subject to advance rates or a borrowing base limits on availability.

         Borrowings that are maintained as dollar term loans or loans under the revolving credit facility denominated in dollars, accrue interest at either Citibank's prime lending base rate or the eurodollar rate plus, in each case, a margin ranging from 1.25% to 3.75%, which margin is dependent upon our leverage, as determined on a quarterly basis. Interest rates on the borrowings maintained as euro term loans or loans under the revolving credit facility denominated in euros, accrue interest at the euro rate plus associated costs plus, in each case, a margin ranging from 2.25% to 3.0% depending our leverage, as determined on a quarterly basis.

         Interest period elections generally range from one to six months, or to the extent available, nine or twelve months for eurodollar and euro rate loans. With respect to eurodollar loans and euro rate loans, interest is payable at the end of each interest period or, for interest periods longer than three months, at least every 3 months. During the current period, the Company entered into interest rate swap agreements related to the term loan B for notional amounts of $50 million, $75 million and $100 million that fix the LIBOR portion of our interest rates at 5.41%, 5.29% and 5.41%, respectively.

         With respect to base rate loans, interest is payable quarterly on the last business day of each fiscal quarter. Calculation of all interest expense is based on the actual number of days elapsed in a year comprising 360 days. For each drawn letter of credit, we are required to pay a per annum fee equal to the spread over the eurodollar rate for the revolving credit facility, a fronting fee equal to 1/4 of 1% on the aggregate daily stated amount of each letter of credit, plus administrative charges. Additionally, we will pay a commitment fee ranging from 0.375% to 0.500% per annum, depending on our leverage ratio, which commitment fee is payable quarterly on the unused available portion of the revolving credit facility.

         Each term loan under the credit agreement requires quarterly principal reductions beginning on March 31, 2001. Also, we may be required to make mandatory additional principal reductions, based on our excess cash flow and other events described in the credit agreement.

         For the period ended March 31, 2001, we generated net cash provided by operating activities of $43 million, used cash in investing activities of $8 million and used cash in financing activities of $47 million. Investing activities for all periods primarily consisted of expenditures for property, plant and equipment. For the period ended March 31, 2000, we generated net cash provided by operating activities of $35 million, provided cash in investing activities of $1 million and used cash in financing activities of $36 million.

         Expenditures for property, plant and equipment totaled $8 million and $2 million for the periods ending March 31, 2001, and 2000, respectively. Of the $8 million, $2 million was related to maintenance and $6 million was for projects related to growth and improved profitability, primarily related to an investment in our versatics business to improve the quality of these manufacturing assets. In addition, the Company spent $1 million in connection with the purchase of Shell Epoxy Resins France SAS.

         Because we have an established infrastructure in place, our capital expenditures are generally not for the building of new plants but for their maintenance and occasional incremental expansion where justified by the expected return on investment. Capital expenditures for maintenance have historically been relatively low at $9 million to $16 million per year, and we expect this to continue for the next three to five years.

         The high level of debt incurred as a result of the recapitalization may preclude us from borrowing any more funds. Based on our current level of operations and anticipated growth and cost savings, management believes that our cash flow from operations, together with existing cash and cash equivalents on hand and future borrowings under our revolving credit facility, if necessary, will be sufficient to fund our working capital needs and expenditures, for property, plant and equipment and debt service obligations, although no assurance can be given in this regard.

Environmental

         Our business is subject to various federal, state, local and foreign laws and regulations which govern environmental health and safety-related matters. Compliance with these laws and regulations requires substantial continuing financial commitments and planning. Moreover, the laws and regulations directly affect how we operate our business.

         As of March 31, 2001, the Company has assessed that an environmental liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. The Company accrues for environmental liabilities when the liability is probable and the costs are reasonably estimable. Expensed environmental costs were less than $1 million in 2000, 1999 and 1998.

         The fact that no accrual was provided as of March 31, 2001 is influenced by agreements associated with the recapitalization whereby Shell generally will indemnify us for environmental damages associated with certain environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, management believes that we maintain adequate insurance coverage, with deductibles, for environmental remediation activities.

Inflation and Seasonality

         Certain of our expenses, such as feedstocks and other raw materials used in the production of final products, supplies, maintenance and repairs and compensation and benefits, are subject to normal inflationary pressures. Although to date we have been able to offset inflationary cost increases through operating efficiencies and price increases, there can be no assurance that we will be able to offset any future inflationary cost increases through these or similar means. Our revenues and earnings are moderately seasonal, with the second and third quarters generally providing stronger results. Such seasonality has also been customary in the chemical industry in general, and we expect this trend to continue in future periods.

Cautionary Statements for Forward-Looking Information

         Certain information set forth in this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information in particular, appear under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations". When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

         All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

         There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Such risks, uncertainties and other important factors include, among others:

     o   general economic and business conditions;

     o   industry trends;

     o   increases in our leverage;

     o   changes in our ownership structure;

     o   restrictions contained in our debt agreements;

     o   the cost of developing our own stand-alone systems and infrastructure;

     o the continuity or replacement of systems and services being provided to us by Shell or its affiliates;

     o   changes in business strategy, development plans or cost savings plans;

     o   competition;

     o changes in distribution channels or competitive conditions in the markets or countries where we operate;

     o the highly cyclical nature of the end-use markets in which we participate;

     o   the loss of any of our major customers;

     o   raw material costs and availability;

     o   ability to attain and maintain any price increases for our products;

     o   changes in demand for our products;

     o   availability of qualified personnel;

     o foreign currency fluctuations and devaluations and political instability in our foreign markets;

     o   the loss of our intellectual property rights;

     o   availability, terms and deployment of capital;

     o changes in, or the failure or inability to comply with, government regulation, including environmental regulations; and

     o increases in the cost of compliance with laws and regulations, including environmental laws and regulations.

         These risks and certain other uncertainties are discussed in more detail in our Registration Statement on Form S-4, as amended (File No. 333-57170), which was declared effective by the SEC on May 11, 2001. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

     Item 3.

                    Quantitative and Qualitative Disclosures
                                About Market Risk

              We are engaged in manufacturing and marketing resins in the U. S. and internationally. As a result, the Company is exposed to certain market risks that include financial instruments such as foreign currency, short-term investments, trade receivables, and long-term debt. The Company does not enter into derivative instruments for trading purposes, however, Interest Rate Swaps were entered into during the current period in connection with the Company's credit facility. The Interest Rate Swap protects the Company against interest rate fluctuation by fixing the credit facility interest rate from a variable interest rate. The credit facility balance includes $207 million at March 31, 2001 that is subject to variable interest rates. Assuming no change in credit facility borrowings, a one hundred basis point changes in interest rates would impact net interest expense by approximately $2.1 million per year.

Effects of Currency Fluctuations

         We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated and combined financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with euro-related currencies also being significant. For the three months ended March 31, 2001, 48% of our total revenues and 45% of our total expenses were from companies incorporated outside the United States. For the three months ended March 31, 2000, 43% of our total revenues and 42% of our total expenses were from companies incorporated outside the United States. The net depreciation of the Netherlands Guilder against the U.S. dollar and other world currencies since 1997 has had a negative impact on our earnings, as reported in U.S. dollars in our consolidated and combined financial statements. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the Netherlands Guilder relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on euro-denominated debt, including certain borrowings under the credit agreement, and U.S. dollar denominated debt, including the Notes and certain borrowings under the credit agreement.


                           Part II. OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

              By Written Action of Sole Shareholder in Lieu of Meeting dated March 2, 2001, RPP LLC, as sole shareholder of RPP CC, adopted resolutions electing Marvin O. Schlanger as a Director of RPP CC. All votes were cast in favor of Mr. Schlanger, and there were no broker non-votes with respect to this matter, which was the only action to be taken by the sole shareholder.

     Item 6.  Exhibits and Reports on Form 8-K

              (a) No exhibits filed with this report

              (b) Reports on Form 8-K.

                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RESOLUTION PERFORMANCE PRODUCTS LLC

     Date: May 14, 2001           By:      /s/ J. Travis Spoede
                                           -------------------------------------
                                           J. Travis Spoede, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)





                                  RPP CAPITAL CORPORATION

     Date: May 14, 2001           By:      /s/ J. Travis Spoede
                                           -------------------------------------
                                           J. Travis Spoede, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)