Form 10-Q
period 2001-06-30
RESOLUTION PERFORMANCE PRODUCTS LLC
filed 2001-08-13
CIK 1132423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2001
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from______to______

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

       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes     X        No
                                                       ----

       At July 31, 2001, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation.


                                TABLE OF CONTENTS

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
                      December 31, 2000 ..................................................................         3

                  Consolidated and Combined Statements of Income and Comprehensive Income
                      for the three and six month periods ended June 30, 2001 and 2000 (unaudited)........         4

                  Consolidated Statement of Owner's Deficit for the six month period
                      ended June 30, 2001 (unaudited).....................................................         5

                  Consolidated and Combined Statements of Cash Flows for each of the six
                      month periods ended June 30, 2001 and 2000 (unaudited)..............................         6

                  Notes to Consolidated and Combined Financial Statements (unaudited).....................         7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...........................................................         12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................         22

Part II.      Other Information


         Item 4.  Submission of Matters to a Vote of Security Holders.....................................         23

         Item 6.  Exhibits and Reports on Form 8-K........................................................         23

Signatures................................................................................................         24






                          Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                 RESOLUTION PERFORMANCE PRODUCTS LLC

                                                     CONSOLIDATED BALANCE SHEET
                                          (in millions of U. S. dollars, except for Units)

                                                                                                        June 30,        December 31,
                                                                                                           2001             2000
                                                                                                           ----             ----
                                                        Assets                                         (unaudited)
Current assets:
    Cash and cash equivalents ................................................................              $   2               $ 19
    Receivables, less allowance of $3 and $3, respectively ...................................                138                148
    Due from related parties .................................................................                  3                  3
    Prepaid assets ...........................................................................                  4                  6
    Inventories, less allowance of $4 and $7, respectively ...................................                128                149
    Deferred income taxes ....................................................................                --                   1
                                                                                                              ---                ---
         Total current assets ................................................................                275                326

Property and equipment, at cost, less accumulated depreciation ...............................                390                411
Intangible assets, at cost, less accumulated amortization ....................................                 18                 20
Investments in equity affiliate ..............................................................                  8                 10
Deferred income taxes ........................................................................                 36                 25
                                                                                                              ---                ---

         Total assets ........................................................................               $727               $792
                                                                                                             ====               ====

                                                   Liabilities and Owner's Deficit
Current liabilities:
    Accounts payable-trade ...................................................................               $ 92               $118
    Other payables and accruals ..............................................................                 23                 27
    Taxes payable ............................................................................                  8                --
    Current portion of long-term debt ........................................................                  3                  7
                                                                                                              ---                ---
         Total current liabilities ...........................................................                126                152

    Deferred income taxes ....................................................................                  7                  5
    Interest rate swap obligation ............................................................                  2                --
    Pensions and other retirement plan obligations ...........................................                 31                 27
    Long-term debt ...........................................................................                615                674
                                                                                                              ---                ---
             Total liabilities ...............................................................                781                858
Commitments and contingencies (Note 8)
Owner's deficit
    Member Interest, 1,000,000 units authorized, 1,000,000 units issued ......................                --                 --
    Accumulated Deficit ......................................................................               (13)               (37)
    Accumulated Other Comprehensive Loss .....................................................               (41)               (29)
                                                                                                             ---                ---
             Total Owner's deficit ...........................................................               (54)               (66)
                                                                                                             ---                ---
             Total liabilities and owner's deficit ...........................................              $ 727              $ 792
                                                                                                            =====              =====



See accompanying notes to consolidated and combined financial statements.


                                                 RESOLUTION PERFORMANCE PRODUCTS LLC

                                           CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                                AND COMPREHENSIVE INCOME (unaudited)
                                                    (in millions of U.S. dollars)


                                                                Three months ended            Six months ended
                                                                    June 30,                     June 30,
                                                                    --------                     --------
                                                              2001           2000          2001           2000
                                                              ----           ----          ----           ----
                                                                         As adjusted                  As adjusted
                                                                         (See Note 3)                 (See Note 3)

Revenue ..............................................     $234             $242             $463             $469
Cost and expenses:
Purchase and variable product costs ..................      143              143              280              279
   Operating expenses ................................       38               43               75               83
   Selling, general and administrative ...............       12               12               27               22
   Depreciation and amortization .....................        8                8               17               17
   Research and development ..........................        6                6               13               11
   Special charges ...................................        1                2                9                3
                                                            ---              ---              ---              ---
           Total .....................................      208              214              421              415
                                                            ---              ---              ---              ---

Operating income .....................................       26               28               42               54

Income from equity investment ........................        1                1                1                2
Interest expense, net ................................       18               --               35               --
                                                            ---              ---              ---              ---

Income  before income taxes ..........................        9               29                8               56

Income tax expense ...................................        4               10                3               21
                                                            ---              ---              ---              ---

Net income ...........................................      $ 5              $19              $ 5              $35
                                                            ===              ===              ===              ===

Comprehensive income:
   Net income ........................................      $ 5             $ 19             $  5             $ 35
   Currency translation loss, net of tax .............      (5)              (5)              (9)             (12)
   Interest rate swap, net of tax ....................      (1)               --              (3)               --
                                                            ---              ---              ---              ---
   Comprehensive income (loss) .......................    $ (1)             $ 14            $ (7)             $ 23
                                                            ===              ===              ===              ===







See accompanying notes to consolidated and combined financial statements.



                                                 RESOLUTION PERFORMANCE PRODUCTS LLC

                                              CONSOLIDATED STATEMENT OF OWNER'S DEFICIT
                                                    (in million of U. S. dollars)




                                                                                                      Accumulated Other
                                                                     Member        Accumulated          Comprehensive
                                                                     Units           Deficit                 Loss              Total
                                                                     -----           -------                 ----              -----

Balance, December 31, 2000 ...........................               $ --               $(37)               $(29)              $(66)

Net income .........................................                   --                   5                  --                  5

Purchase price adjustments ...................................         --                  19                  --                 19

Other comprehensive loss, net of tax .............................     --                  --                (12)               (12)
                                                                     ----                ----                ----               ----

Balance, June 30, 2001 (unaudited) ..........................        $ --               $(13)               $(41)              $(54)
                                                                     ====                ====                ====               ====





























See accompanying notes to consolidated and combined financial statements.


                                                 RESOLUTION PERFORMANCE PRODUCTS LLC

                                         CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                                             (unaudited)
                                                   (in millions of U. S. dollars)
                                                                                                              Six months ended
                                                                                                                   June 30,
                                                                                                                   --------
                                                                                                         2001                2000
                                                                                                         ----                ----
                                                                                                                         As adjusted
                                                                                                                        (See Note 3)
Cash flows provided by (used for) operating activities:
Net income ...................................................................                           $ 5                 $35
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization.......................................                             17                  17
         Equity earnings in affiliates.......................................                             (1)                (2)
     (Increase) decrease in working capital:
         Receivables, net....................................................                              4                (11)
         Due from related parties............................................                             --                  11
         Prepaid assets......................................................                              2                   -
         Inventories.........................................................                             17                   5
         Payables and accruals...............................................                            (23)               (11)
         Taxes payable.......................................................                              9                  11
         Deferred income taxes...............................................                             (8)                  2
         Pensions and other retirement plans obligation......................                              4                   1
                                                                                                        ----                ----
              Net cash provided by operating activities......................                             26                  58
                                                                                                        ----                ----

Cash flows provided by (used for) investing activities:
     Capital expenditures....................................................                            (11)                (6)
     Purchase price adjustments..............................................                             19                   -
     Purchase of France subsidiary...........................................                             (1)                  -
     Purchase of Elenac......................................................                             --                 (6)
     Distributions from equity affiliates....................................                              1                   4
                                                                                                        ----                ----
              Net cash (used for) provided by investing activities...........                              8                 (8)
                                                                                                        ----                ----

Cash flows provided by (used) for financing activities:
     Net cash distributions to owner ........................................                             --                (46)
     Proceeds from long-term debt ...........................................                            143                  --
     Repayments of long-term debt ...........................................                           (194)                 --
                                                                                                        ----                ----
              Net cash used for financing activities ........................                            (51)               (46)
                                                                                                        ----                ----
Net (decrease)increase in cash .............................................                            (17)                  4
Cash at beginning of period .................................................                             19                  --
                                                                                                        ----                ----
Cash at end of period .......................................................                           $  2                $  4
                                                                                                        ====                ====







    See accompanying notes to consolidated and combined financial statements.

                       RESOLUTION PERFORMANCE PRODUCTS LLC

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  June 30, 2001

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

         The accompanying unaudited consolidated and combined financial statements have been prepared from Shell's historical accounting records and are presented on a carve-out basis to include the historical operations applicable to the Resins Business of Shell. In addition, the unaudited consolidated and combined financial statements have been restated to reflect the accounting change from LIFO to FIFO method of costing inventory. See Note 3.

         In July 1999, Shell commenced a corporate restructuring program in preparation for the sale of the Resins Business. Under this program, all of the Resins Business manufacturing operations and certain of its marketing activities were transferred into new legal entities within the Shell Group. This program included the transfer of the manufacturing operations in The Netherlands, the U.S. and the United Kingdom to Shell Epoxy Resins LLC and Shell Epoxy Resins Holdings B.V. and its various non-U.S. subsidiaries. No gains or losses were recognized on the transfer of assets and operations pursuant to this program, given the related party nature of such transactions. The tax effects of these transactions, resulting from changes to the tax basis of assets, have been recorded through owner's net investment.

         The unaudited combined financial statements include all revenues and costs directly attributable to the Resins Business, including costs for facilities, functions and services used by the Resins Business at shared Shell sites and costs for certain functions and services performed by centralized Shell organizations and directly charged to the Resins Business based on usage. The results of operations also include allocations of Shell's general corporate expenses.

         In addition, Shell provided cash management services to the Resins Business through centralized treasury systems. As a result, all charges and cost allocations for facilities, functions and services performed by Shell organizations for the Resins Business are deemed to have been paid by the Resins Business to Shell, in cash, during the period in which the cost was recorded in the unaudited combined financial statements. Allocations of current income taxes receivable or payable are deemed remitted, in cash, by or to Shell in the year 2000 in which the related income taxes were recorded.

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

         Products containing epoxy resins serve a wide range of end-users; including automotive, aerospace, electrical, construction and industrial maintenance. Versatic acid and derivatives are specialty products that complement epoxy resins product offerings in the coatings, adhesives and construction industries.

2.        New Accounting Standards

     Commencing January 1, 2001, the Company adopted SFAS 133 (Accounting for Derivative Instruments and Hedging Activities). SFAS 133, as amended by SFAS 138, requires that derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of derivative and the effectiveness of the hedge. The Company does not enter into derivative instruments for trading purposes; however, interest rate swaps were entered into during the current period in connection with the Company's credit facility. The Company uses interest rate swaps to protect against interest rate fluctuation by fixing the variable portion of interest rates in its credit facility. By using the interest rate swaps to hedge interest rate cash flows, the Company exposes itself to market risk; however market risk is managed through the setting and monitoring of parameters that limit the types and degree of market risk which are acceptable. As mentioned above, the Company entered into interest rate swap agreements related to the term loan B for notional amounts of $50 million, $75 million, $100 million, $25 million and $50 million that fix the LIBOR portion of our interest rates at 5.41%, 5.29%, 5.41%, 4.62% and 4.39%, respectively. The duration of the interest rate swap agreements range from 12 months to 24 months. The unaudited consolidated statement of income for the three and six months ended June 30, 2001 includes interest expense at the fixed rates stated above. The Company did not hedge interest rate cash flows in the prior year period. For the six months ended June 30, 2001, the Company has recognized a net $3 million charge in the the unauduted comprehensive income relating to SFAS 133. This charge was primarily due to the change in the fair market value of the Company's interest rate swaps as a result of declining interest rates.

     In July 2001, the FASB issued SFAS 142 (Goodwill and Other Intangible Assets). This statement requires that goodwill no longer be amortized but should be intermittently tested for impairment at least on an annual basis. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, (Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of). Intangible assets with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the earliest of which is for goodwill acquired in a business combination completed after June 30, 2001. Based upon its review to date of SFAS 142, the Company does not believe that any changes will be required in its current practices or procedures. The Company will complete its evaluation of the provisions of SFAS 142 during the second half of 2001.

3.   Inventories of Products

         Product inventories are valued at the lower of cost or net realizable value, cost being determined using either a weighted-average or FIFO (First In First Out) method. Effective November 1, 2000, the Company changed its inventory accounting policy in the U. S. from LIFO (Last In First Out) to FIFO. The change was made to provide a better matching of revenues and expenses.

         A retroactive restatement of prior period financial statements was made to present financial results on a consistent basis. The change decreased cost of sales for the six months ended June 30, 2000 by $1 million.

          Total inventories at June 30, 2001 and December 31, 2000 were comprised of the following (in millions of U. S. dollars):

                                          June 30,      December 31,
                                             2001            2000
                                             ----            ----
           Raw materials.............       $   7           $  17
           Finished products.........         110             121
           Materials and supplies....          11              11
                                              ---             ---
                   Total.............        $128            $149
                                             ====            ====

4.   Long-term Debt

          Long-term debt at June 30, 2001 and December 31, 2000 consisted of the following (in millions of U. S. dollars):

                                                          June 30,  December 31,
                                                            2001        2000
                                                            ----        ----
        Senior Subordinated Notes, net of discount..  $       197      $     197
        Term Loan A.................................           97            108
        Term Loan B.................................          324            350
        European Revolver...........................            -             23
        US Revolver.................................            -              3
                                                              ---            ---
             Total long-term debt...................          618            681
             Less current portion of long-term debt.          (3)            (7)
                                                              ---            ---
                                                      $       615      $     674
                                                              ===            ===

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

Selected financial data by geographic region are presented below (in millions of U. S. dollars):

                                                                                     Asia
                                                                                    Pacific
                                                                       Europe         And
                                                                         and        Middle      Inter-
                                                            America    Africa        East      segment    Total
                                                            -------    ------        ----      -------    -----
As of and for the three months ended
June 30, 2001:

Revenues from external customers........................       $ 123      $ 107        $ 4       $ --     $ 234
Intersegment revenues...................................           5         67          1       (73)        --
Operating income........................................          12         14         --        --         26
Total assets............................................         419        302          6        --        727

As of and for the three months ended
June 30, 2000:

Revenues from external customers........................       $ 137       $ 98        $ 7       $ --     $ 242
Intersegment revenues...................................           6         69          -       (75)        --
Operating income........................................          19         10        (1)        --         28
Total assets............................................         404        314          5       (12)       711


                                                                                     Asia
                                                                                    Pacific
                                                                       Europe         And
                                                                         and        Middle      Inter-
                                                            America    Africa        East      segment    Total
                                                            -------    ------        ----      -------    -----

Revenues from external customers........................       $ 242      $ 213        $ 8       $ --     $ 463
Intersegment revenues...................................           8        141          2      (151)        --
Operating income........................................          15         27         --        --         42
Total assets............................................         419        302          6        --        727

As of and for the six months ended
June 30, 2000:

Revenues from external customers........................       $ 266      $ 192       $ 11       $ --     $ 469
Intersegment revenues...................................          13        128          2      (143)        --
Operating income........................................          31         25        (2)        --         54
Total assets............................................         404        314          5       (12)       711



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

         Prior to recapitalization of the Company, the Resins Business of Shell, and the related tax effects thereof, are included in a number of tax returns submitted by various Shell operating companies. There is no formal tax allocation agreement between the various Shell operating companies and the Resins Business. Accordingly, the tax amounts reflected in the three and six months ended June 30, 2000 have been allocated based on the amounts expected to be paid or received from the various Shell operating companies filing tax returns in which the Resins Business is included, with net operating loss and credit carryforwards recorded in the event such benefits are expected to be realized by the Shell operating companies. The provision for income taxes represents income taxes deemed paid or received for the current year plus the change in deferred taxes during the year, excluding effects related to Shell's corporate restructuring program. The pro forma effect on the unaudited consolidated and combined statement of income and comprehensive income and consolidated statement of owner's deficit of reflecting the provision for income taxes on a separate return basis is not material.

         Deferred taxes result from differences between the financial and tax basis assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

7.        Special Charges

         In connection with the recapitalization and related cost restructure program, the Company expensed certain costs totaling $9 million for the six months ended June 30, 2001. These costs were primarily transitional costs that are non-recurring in nature and relate to $3 million of severance costs and $6 million of exit/relocation costs.



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

         The fact that no accrual was provided as of June 30, 2001 and December, 31, 2000 is influenced by agreements associated with the transaction whereby Shell will indemnify RPP LLC for environmental damages associated with certain environmental conditions that occurred or existed before the closing date of the recapitalization, subject to limitations. In addition, the Company believes that it carries adequate insurance coverage, subject to certain deductibles and limitations.

9.       Supplemental Cash Flow Information

         The Company translates its foreign subsidiaries financial statements for consolidation in accordance with SFAS 52, (Foreign Currency Translation) using the current rate method. As a result, the statement of cash flows is affected by the non-cash foreign currency translation adjustments that are pervasive in the consolidated balance sheet. The statement of cash flows has been adjusted to exclude the non-cash effects of the foreign currency translation adjustments.

10.      Purchase Price Adjustments

         In connection with the recapitalization transaction described in Note 1, a working capital settlement in the amount of $16 million was received in 2001. Of the $16 million, $15 million was related to a purchase price adjustment for a working capital true-up at date of acquisition in accordance with the purchase agreement. The acquisition had been accounted for as a leveraged recapitalization and the excess of the purchase price over the net assets acquired was recorded in Owner's Equity. In addition, included in the purchase price adjustments is $4 million that represents additional amounts recorded in connection with the January 2001 purchase of the French subsidiary.

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

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company's consolidated and combined statements of operations, expressed as a percentage of revenue. Our historical results of operations for the three and six months ended June 30, 2000 may not necessarily reflect what would have occurred if our business, then owned by Shell, had been a separate, stand-alone entity during that period. Accordingly, there can be no assurance that the trends in the operating results will continue in the future.

                                                                      Three months ended      Six months ended
                                                                            June 30,               June 30,
                                                                            --------               --------

                                                                      2001      2000           2001      2000
                                                                      ----      ----           ----      ----

    Revenue.....................................................       100%      100%          100%      100%

    Cost and expenses:
          Purchase and variable product costs...................         61        60            60        59
             Operating expenses.................................         16        18            16        18
             Selling, general and administrative................          5         5             6         5
             Depreciation and amortization......................          4         3             4         4
             Research and development...........................          3         2             3         2
             Special charges...................................           -         -             2         -
                                                                        ---       ---           ---       ---
                     Total......................................         89        88            91        88

    Operating income............................................         11        12             9        12

    Income from equity investment...............................          -         -             -         -
    Interest expense, net.......................................          7         -             7         -
                                                                        ---       ---           ---       ---

    Income before income taxes..................................          4        12             2        12




    Income tax expense .........................................         2          4             1        5
                                                                        ---       ---           ---       ---
    Net income .................................................         2%         8%           1%        7%
    Consolidated EBITDA (1).....................................        15%        16%          15%       16%
                                                                        ==         ==           ==        ==

(1) Consolidated EBITDA represents income before income taxes, interest expense, net, special charges and depreciation and amortization. Consolidated EBITDA for the periods presented corresponds with the identically titled definition used as a measure in both the indenture and our credit agreement for determining our compliance with covenants contained in those agreements. In addition, Consolidated EBITDA is presented because it is used by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, Consolidated EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Consolidated EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies.

         During the latter part of the fourth quarter of 2000 and continuing through the current period, the global economy began to experience a slowdown in the manufacturing sectors. Significant portions of our customers in the United States and internationally operate in these sectors. As a result, the chemical industry in general and we, to a lesser extent, experienced softness in product demand apart from expected seasonality. We believe that we experienced less product demand softness than the chemical industry overall because epoxy resins continue to substitute against other products as a result of its growing number of new end-use applications. Further, the multitude of epoxy resins end-use markets and the replacement of other materials with epoxy resins have served to soften demand declines in any one end-use market. There can be no assurances that this trend will not continue during the remaining 2001 period nor that we will be able to realize margins we have historically achieved as feedstock costs decline.

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

         Purchases and Variable Product Costs

         Purchases and variable product costs are primarily comprised of feedstock costs. Feedstock costs are driven primarily by market conditions and exchange rates as volumes are generally consistent year over year. The significant feedstocks for which we are highly sensitive to the market prices are phenol, acetone, propylene and chlorine. We purchase chlorine, a primary raw material for ECH, under long-term supply contracts with third parties which provide us with producer-like economics by allowing us to buy this raw material at a margin above production cost and thereby lowering our manufacturing costs. We also purchase propylene, the other primary raw material for ECH, under long-term supply agreements with Shell that are based on market price less negotiated volume discounts. We purchase phenol and acetone, the primary raw materials for BPA, under attractive supply contracts with Shell and other third parties that are based on discounted market prices and input-cost formulae. Because we are co-located with Shell at several of our facilities, our transportation and logistics costs for certain raw materials which Shell provides us are reduced. Variable manufacturing costs, which are primarily utilities, are also a significant component of this line item. Purchases and variable product costs are reduced by the sale of by-products generated during the manufacturing process, primarily hydrochloric acid.

         Operating Expenses

         Operating expenses represents the costs associated with the non-variable operations of our manufacturing facilities. Included in operating costs are personnel related costs, manufacturing overhead, periodic maintenance, turnaround costs, and environmental costs. Depreciation relating to manufacturing assets is included within depreciation and amortization.





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

         Income from Equity Investment

         Income from equity investment is related to an unconsolidated equity investee.

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

         Income Taxes

         Historically, our operations have been included in the tax returns submitted by various Shell operating companies. The tax amounts reflected in our historical results have been allocated based on the amounts expected to be paid or received from the various Shell operating companies filing tax returns in which our operations were included. As of June 30, 2001 and December 31, 2000, we have accrued for income taxes and income taxes will consist of deferred and current income taxes. Additionally, we have made a Section 338(h)(10) election to allow our recapitalization to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes the basis of our U.S. assets will be stepped-up to their fair market values, and we will be able to depreciate our assets using higher basis than the historical amount. This tax basis step-up will reduce cash payments for income taxes over the next five years.

Three months Ended June 30, 2001 Compared to Three months Ended June 30, 2000

         Revenue

         Revenue decreased by $8 million, or 3.3%, to $234 million for the three months ended June 30, 2001 from $242 million in the prior year period. The decrease in revenue is a result of lower volume, partially offset by increased prices. The increase in prices was attributable to increases in all of the Company's product lines that include Resins, BPA, ECH and versatics. Overall average prices increased by 2% from the prior year period. The increase in prices is primarily driven by the Company's ability to negotiate and pass on certain increased costs of feedstock. Overall volumes decreased by 5% from the prior year period. Decreased volumes are primarily the result of a slowing global economy.


         Purchases and Variable Product Costs

         Purchases and variable product costs remained unchanged at $143 million.

         Operating Expenses

         Operating expenses decreased by $5 million, or 11.6%, to $38 million from $43 million in the prior year period. The decrease in operating expenses is primarily a result of lower costs for maintenance associated with several agreements with Shell that were not in place in the prior year period.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses remained unchanged at $12 million.

         Depreciation and Amortization

         Depreciation and amortization remained unchanged at $8 million.

         Research and Development Expenses

         Research and development costs remained unchanged at $6 million.

         Special Charges

         Special charges decreased by $1 million to $1 million from $2 million in the prior year period. Transition costs for the current period consisted of exit and relocation costs related to the cost restructure program as compared to $2 million in the prior year period. The prior year period reflects the commencement of the transition to become an independent entity.

         Operating Income

         Operating income decreased by $2 million, or 7.1%, to $26 million from $28 million in the prior year period. The decrease was primarily due to the decrease in revenue, partially offset by decreased operating expenses and special charges.

         Income from equity investment

         Income from equity investment remained unchanged at $1 million.

         Interest Expense, Net

         Interest  expense,  net,  increased by $18 million primarily due to the
increase   in   long-term   debt   resulting   from   the   leveraged   buy  out
recapitalization. No debt was outstanding in the prior year period.

         Income before Income Taxes

         Income before taxes decreased by $20 million, or 69.0%, to $9 million from $29 million in the prior year period. The decrease is due to the decrease in operating income and increased interest expense, net.

         Income Tax Expense

         Income tax expense decreased by $6 million, or 40.0%, to $4 million from $10 million in the prior year period. The decrease is primarily related to decreased taxable income resulting from increased interest expense, net and decreased operating income.

         Net Income

         Net income decreased by $14 million, or 73.7% to $5 million from $19 million in the prior year period. The decrease was due to decreased income before income taxes, partially offset by decreased income tax expense.

         Consolidated EBITDA

         Consolidated EBITDA decreased $3 million, or 7.7%, to $36 million from $39 million in the prior year period. The decrease was primarily due to the decrease in revenue, partially offset by decreases in operating expenses. Consolidated EBITDA has not been adjusted by the annual $7 million of previously announced projected cost savings. During the second quarter ended June 30, 2001, we achieved $1 million of these projected cost savings and project that we would have achieved an additional $1 million of cost savings if these cost savings programs were in effect at the beginning of the quarter. Including the effect of the previously announced cost savings, Consolidated EBITDA would have been $37 million. This financial information is being presented because it is an important measure that, (i) management uses to analyze the business, (ii) is used in the calculation of the covenants under the indenture and the credit facility, and (iii) is relevant to the bondholders and lenders to analyze our financial performance. This financial information should not be construed as being more important than the GAAP financial data included in this filing.

Six months Ended June 30, 2001 Compared to Six months Ended June 30, 2000

         Revenue

         Revenue decreased by $6 million, or 1.3%, to $463 million for the six months ended June 30, 2001 from $469 million in the prior year period. The decrease in revenue is a result of lower volume, partially offset by increased prices. The increase in prices was attributable to increases in BPA, ECH and versatics, partially offset by decreases in resins. Overall average prices increased by 5% from the prior year period. The increase in prices is primarily driven by the Company's ability to negotiate and pass on certain increased costs of feedstock. Overall volumes decreased by 6% from the prior year period. Decreased volumes are primarily the result of a slowing global economy.

         Purchases and Variable Product Costs

         Purchases and variable product costs increased by $1 million, or 0.4%, to $280 million from $279 million in the prior year period. This increase was largely driven by higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products, partially offset by lower sales volume.

         Operating Expenses

         Operating expenses decreased by $8 million, or 9.6%, to $75 million from $83 million in the prior year period. The decrease in operating expenses is primarily a result of lower costs for maintenance associated with several agreements with Shell that were not in place in the prior year period.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by $5 million, or 22.7%, to $27 million from $22 million in the prior year period. The increase is primarily a result of costs related to becoming an independent entity, which exceeds the historical allocations in the prior year period.

         Depreciation and Amortization

         Depreciation and amortization remained unchanged at $17 million.



         Research and Development Expenses

         Research and development costs increased by $2 million, or 18.2%, to $13 million from $11 million in the prior year period. The increase is primarily due to increased personnel and the absence of cost allocations made by Shell to other business units in the prior year period.

         Special Charges

         Special charges increased by $6 million to $9 million from $3 million in the prior year period. Transition costs for the current period consisted of $3 million for severance costs and $6 million for exit and relocation costs related to the cost restructure program compared to $3 million in the prior year period. The prior year period reflects the commencement of the transition to become an independent entity.

         Operating Income

         Operating income decreased by $12 million, or 22.2%, to $42 million from $54 million in the prior year period. The decrease was primarily due to the decrease in revenue, increased purchase and variable product costs, increased selling, general and administrative expenses, increased research and development expenses and increased special charges, partially offset by decreased operating expenses.

         Income from equity investment

         Income from equity investment decreased by $1 million to $1 million from $2 million in the prior year period.

         Interest Expense, Net

         Interest  expense,  net,  increased by $35 million primarily due to the
increase   in   long-term   debt   resulting   from   the   leveraged   buy  out
recapitalization. No debt was outstanding in the prior year period.

         Income before Income Taxes

         Income before taxes decreased by $48 million, or 85.7%, to $8 million from $56 million in the prior year period. The decrease is due to the decrease in operating income, decreased income from equity investment and increased interest expense, net.

         Income Tax Expense

         Income tax expense decreased by $18 million, or 85.7%, to $3 million from $21 million in the prior year period. The decrease is primarily related to decreased taxable income resulting from increased interest expense, net and increased special charges.

         Net Income

         Net income decreased by $30 million, or 85.7%, to $5 million from net income of $35 million in the prior year period. The decrease was due to decreased income before income taxes, partially offset by decreased income tax expense.

         Consolidated EBITDA

         Consolidated EBITDA decreased $7 million, or 9.2%, to $69 million from $76 million in the prior year period. The decrease was primarily due to the decrease in revenue, decrease in income from equity investment, increased purchase and variable product costs, increased selling, general and administrative expenses, increased research and development expenses, partially offset by decreased operating expenses. Consolidated EBITDA has not been adjusted by the annual $7 million of previously announced projected cost savings. During the first six month ended June 30, 2001, we achieved $2 million of these projected cost savings and project that we would have achieved an additional $2 million of cost savings if these cost savings programs were in effect at the beginning of the period. Including the effect of the previously announced cost savings, Consolidated EBITDA would have been $71 million. This financial information is being presented because it is an important measure that, (i) management uses to analyze the business, (ii) is used in the calculation of the covenants under the indenture and the credit facility, and
(iii) is relevant to the bondholders and lenders to analyze our financial performance. This financial information should not be construed as being more important than the GAAP financial data included in this filing.

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

         After the consummation of the recapitalization, we established our own centralized treasury management system. Instead of making distributions of our excess operating cash flow to Shell as done previously, we have been able to retain all of our operating cash flow to finance the working capital and other needs of our business. During the first half of 2001, our operating cash flow was more than our working capital needs, and we used this excess cash to make a $25 million voluntary principal payment that reduced the amount of long-term debt outstanding under the credit agreement. We expect to continue to finance our operations through net cash provided by operating activities, existing cash on hand and borrowings under our revolving credit facility. As a result of the high level of debt incurred as part of the recapitalization, we will have to generate significant cash flows to meet our new debt service requirements.

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

         On November 14, 2000, RPP Inc., RPP LLC, RPP CC and Resolution Nederland B.V. entered into a $600 million credit agreement with a syndicate of financial institutions. The credit agreement provides for a six-year euro equivalent $100 million (at issuance) A term loan and an eight-year $350 million B term loan. Each term loan was fully drawn on November 14, 2000 and used to finance the recapitalization, including certain related costs and expenses. In addition, the credit agreement provides for a six-year $150 million revolving credit facility, the euro equivalent of which is also available, to be used for, among other things, working capital and general corporate purposes of us and our subsidiaries, including without limitation, certain permitted acquisitions. The revolving credit facility also includes a sub-limit for letters of credit in an amount not to exceed $50 million. At June 30, 2001, we had no amounts outstanding under the revolving credit facility and $1 million in letters of credit that resulted in additional borrowing capacity of $149 million.

         The credit agreement is secured by substantially all current and future assets of RPP LLC, including a pledge of 100% of the stock of our domestic subsidiaries and 66 2/3% of the stock of our foreign subsidiaries. Our borrowings and those of our subsidiaries under the credit agreement are guaranteed by RPPI and borrowings by our indirect subsidiary, Resolution Nederland B.V., are also guaranteed by us. The credit agreement requires us to maintain certain minimum financial covenants including a minimum interest coverage ratio and a maximum total leverage ratio. Consolidated EBITDA is a measure used in the calculation of certain covenants under the credit agreement and the indenture. See the "Results of Operations" section for a discussion of Consolidated EBITDA. As of June 30, 2001, we were in compliance with each of our financial covenants under the credit agreement. In addition, the credit agreement is not subject to advance rates or a borrowing base limits on availability.

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

         Interest period elections generally range from one to six months, or to the extent available, nine or twelve months for eurodollar and euro rate loans. With respect to eurodollar loans and euro rate loans, interest is payable at the end of each interest period or, for interest periods longer than three months, at least every 3 months. During the first half of 2001, the Company entered into interest rate swap agreements related to the term loan B for notional amounts of $50 million, $75 million, $100 million, $25 million and $50 million. The interest rate swap agreements fix the LIBOR portion of our interest rates at 5.41%, 5.29%, 5.41%, 4.62% and $4.39% respectively.

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

         Each term loan under the credit agreement requires quarterly principal reductions that begun on March 31, 2001. Also, we may be required to make mandatory additional principal reductions, based on our excess cash flow and other events described in the credit agreement.

         For the period ended June 30, 2001, we generated net cash provided by operating activities of $26 million, provided cash in investing activities of $8 million and used cash in financing activities of $51 million. Investing activities for all periods primarily consisted of expenditures for property, plant and equipment. In addition, a purchase price adjustment in connection with the recapitalization transaction in the amount of $15 million was received in the period ended June 30, 2001. For the period ended June 30, 2000, we generated net cash provided by operating activities of $58 million, used cash in investing activities of $8 million and used cash in financing activities of $46 million.

         Expenditures for property, plant and equipment totaled $11 million and $6 million for the periods ending June 31, 2001, and 2000, respectively. Of the $11 million, $3 million was related to maintenance and $8 million was for projects related to growth and improved profitability, primarily related to an investment in our versatics business to improve the quality of these manufacturing assets. In addition, the Company spent $1 million in connection with the purchase of Shell Epoxy Resins France SAS.

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

         As of June 30, 2001, the Company has assessed that an environmental liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. The Company accrues for environmental liabilities when the liability is probable and the costs are reasonably estimable.

         The fact that no accrual was provided as of June 30, 2001 is influenced by agreements associated with the recapitalization  whereby Shell generally will
indemnify us for environmental damages associated with certain environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, management believes that we maintain adequate insurance coverage, with deductibles, for environmental remediation activities.

Inflation and Seasonality

         Certain of our expenses, such as feedstocks and other raw materials used in the production of final products, supplies, maintenance and repairs and compensation and benefits are subject to normal inflationary pressures. Although to date we have been able to offset inflationary cost increases through operating efficiencies and price increases, there can be no assurance that we will be able to offset any future inflationary cost increases through these or similar means. Our revenues and earnings are moderately seasonal, with the second and third quarters generally providing stronger results. Such seasonality has also been customary in the chemical industry in general, and we expect this trend to continue in future periods.

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









Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are engaged in manufacturing and marketing resins in the U. S. and internationally. As a result, the Company is exposed to certain market risks that include financial instruments such as foreign currency, short-term investments, trade receivables, and long-term debt. The Company does not enter into derivative instruments for trading purposes, however, interest rate swaps were entered into during the current period in connection with the Company's credit facility. The interest rate swap protects the Company against interest rate fluctuation by fixing the credit facility interest rate from a variable interest rate. The credit facility balance includes $121 million at June 30, 2001 that is subject to variable interest rates. Assuming no change in credit facility borrowings, a one hundred basis point changes in interest rates would impact net interest expense by approximately $1.2 million per year.

Effects of Currency Fluctuations

             We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated and combined financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with euro-related currencies also being significant. For the six months ended June 30, 2001, 48% of our total revenues and 46% of our total expenses were from companies incorporated outside the United States. For the six months ended June 30, 2000, 43% of our total revenues and 43% of our total expenses were from companies incorporated outside the United States. The net depreciation of the Netherlands Guilder against the U.S. dollar and other world currencies since 1997 has had a negative impact on our earnings, as reported in U.S. dollars in our consolidated and combined financial statements. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the Netherlands Guilder relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on euro-denominated debt, including certain borrowings under the credit agreement, and U.S. dollar denominated debt, including the Notes and certain borrowings under the credit agreement.

                           Part II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

              None.

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




                            RESOLUTION PERFORMANCE PRODUCTS LLC


  Date: August 13, 2001     By:      /s/ J. Travis Spoede
                                     J. Travis Spoede, Executive Vice President
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)





                            RPP CAPITAL CORPORATION


  Date: August 13, 2001     By:      /s/ J. Travis Spoede
                                     J. Travis Spoede, Executive Vice President
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)