Form 10-Q
period 2001-09-30
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2001-11-14
CIK 1132423, 1132424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2001
                                                              OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______to______

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

       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes     X        No
                                                    ----------

       At October 31, 2001, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation.


                                TABLE OF CONTENTS

Part I.          Financial Information
       Item 1.    Financial Statements
                  Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000...............3

                  Consolidated and Combined Statements of Income and Comprehensive Income for the three and six month periods ended September 30, 2001 and 2000 (unaudited)..........................................4

                  Consolidated Statement of Owner's Deficit for the nine month period ended September 30, 2001
                  (unaudited)..........................................................................................5

                  Consolidated and Combined Statements of Cash Flows for the nine month periods ended September 30,
                  2001 and 2000 (unaudited)............................................................................6

                  Notes to Consolidated and Combined Financial Statements (unaudited)..................................7

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............13

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................................23

Part II.         Other Information

       Item 4.   Submission of Matters to a Vote of Security Holders..................................................24

       Item 6.   Exhibits and Reports on Form 8-K.....................................................................24

Signatures............................................................................................................25
Exhibits..............................................................................................................26


                          Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                               RESOLUTION PERFORMANCE PRODUCTS LLC

                                                  CONSOLIDATED BALANCE SHEETS
                                      (in millions of U. S. dollars, except for Units)


                                                                                                  September 30,       December 31,
                                                                                                      2001                2000
                                                                                               ------------------  -----------------
                                                                                                      (Unaudited)
                                    Assets
Current assets:
  Cash and cash equivalents ................................................................              $  24               $  19
  Receivables, less allowance of $4 and $3, respectively ...................................                117                 148
  Due from related parties .................................................................                  3                   3
  Prepaid assets ...........................................................................                  3                   6
  Inventories, less allowance of $4 and $7, respectively ...................................                131                 149
  Deferred income taxes ....................................................................                  -                   1
                                                                                                          -----               -----
          Total current assets .............................................................                278                 326

Property and equipment, at cost, less accumulated depreciation .............................                398                 411
Intangible assets, at cost, less accumulated amortization ..................................                 18                  20
Investments in equity affiliate ............................................................                  9                  10
Deferred income taxes ......................................................................                 35                  25
                                                                                                          -----               -----
          Total assets .....................................................................              $ 738               $ 792
                                                                                                          =====               =====

                       Liabilities and Owner's Deficit
Current liabilities:
  Accounts payable-trade ...................................................................              $  94               $ 118
  Other payables and accruals ..............................................................                 33                  27
  Taxes payable ............................................................................                  6                   -
  Current portion of long-term debt ........................................................                  4                   7
                                                                                                          -----               -----
            Total current liabilities ......................................................                137                 152
                                                                                                          -----               -----

Capital lease obligation ...................................................................                  1                   -
Deferred income taxes ......................................................................                  7                   5
Interest rate swap obligation ..............................................................                  6                   -
Pensions and other retirement plan obligations .............................................                 33                  27
Long-term debt .............................................................................                597                 674
                                                                                                          -----               -----
            Total liabilities ..............................................................                781                 858
Commitments and contingencies (Note 8)
Owner's deficit:
  Member interest, 1,000,000 units authorized and issued ...................................                  -                   -
  Accumulated deficit ......................................................................                 (7)                (37)
  Accumulated other comprehensive loss .....................................................                (36)                (29)
                                                                                                          -----               -----
          Total owner's deficit ............................................................                (43)                (66)
                                                                                                          -----               -----
          Total liabilities and owner's deficit ............................................              $ 738               $ 792
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



                                                 RESOLUTION PERFORMANCE PRODUCTS LLC

                                           CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                                AND COMPREHENSIVE INCOME (unaudited)
                                                   (in millions of U.S. dollars)


                                                                                           Three months ended   Nine months ended
                                                                                                September 30,     September 30,
                                                                                                2001     2000     2001     2000
                                                                                               -----    -----    -----    -----
                                                                                                    As adjusted         As adjusted
                                                                                                    (See Note 3)        (See Note 3)

   Revenue .................................................................................   $ 207    $ 240    $ 670    $ 709
   Cost and expenses:
            Purchase and variable product costs ............................................     108      161      388      440
            Operating expenses .............................................................      36       43      111      126
            Selling, general and administrative ............................................      18       18       45       40
            Depreciation and amortization ..................................................       8        8       25       25
            Research and development .......................................................       7        7       20       18
            Special charges ................................................................       2       (1)      11        2
                                                                                               -----    -----    -----    -----
                 Total .....................................................................     179      236      600      651
                                                                                               -----    -----    -----    -----

   Operating income ........................................................................      28        4       70       58

   Income from equity investment ...........................................................       -       -         1        2
   Interest expense, net ...................................................................      18       -        53        -
                                                                                               -----    -----    -----    -----

   Income  before income taxes .............................................................      10        4       18       60
   Income tax expense ......................................................................       4        2        7       23
                                                                                               -----    -----    -----    -----
   Net income ..............................................................................   $   6    $   2    $  11    $  37
                                                                                               =====    =====    =====    =====

   Comprehensive income (loss):
            Net income .....................................................................   $   6    $   2    $  11    $  37
            Currency translation gain (loss), net of tax ...................................       9      (16)       -      (28)
            Interest rate swap, net of tax .................................................      (4)       -       (7)       -
                                                                                               -----    -----    -----    -----
            Comprehensive income (loss) ....................................................   $  11    $ (14)   $   4    $   9
                                                                                               =====    =====    =====    =====



                               See accompanying notes to consolidated and combined financial statements.




                                                 RESOLUTION PERFORMANCE PRODUCTS LLC

                                              CONSOLIDATED STATEMENT OF OWNER'S DEFICIT
                                                   (in millions of U. S. dollars)




                                                                                                    Accumulated Other
                                                                       Member      Accumulated        Comprehensive
                                                                       Units         Deficit               Loss             Total
                                                                     ----------    ------------     -------------------    -------

Balance, December 31, 2000........................................   $      -      $       (37)          $        (29)      $  (66)

Net income........................................................          -               11                      -           11

Purchase price adjustments........................................          -               19                      -           19

Other comprehensive loss, net of tax..............................          -               -                      (7)          (7)
                                                                     ---------     ------------     -------------------    --------

Balance, September 30, 2001 (unaudited)...........................   $      -      $       (7)           $        (36)      $  (43)
                                                                     =========     ============     ===================    ========





                               See accompanying notes to consolidated and  combined financial statements.



                                                 RESOLUTION PERFORMANCE PRODUCTS LLC

                                        CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                                          (unaudited)
                                               (in millions of U. S. dollars)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                               2001     2000
                                                                                              -----    -----
                                                                                                      As adjusted
                                                                                                      (See Note 3)
Cash flows provided by (used for) operating activities:
Net income ................................................................................   $  11    $  37
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ...........................................................      25       25
  Amortization of deferred finance costs ..................................................       2        -
  Equity earnings in affiliates ...........................................................      (1)      (2)
  Deferred income taxes ...................................................................      (7)      (3)
  Pensions and other retirement plans obligation ..........................................       7       (3)
Changes in operating assets and liabilities::
  Receivables, net ........................................................................      30      (16)
  Due from related parties ................................................................       -        3
  Prepaid assets ..........................................................................       3        -
  Inventories .............................................................................      17      (11)
  Payables and accruals ...................................................................     (16)      15
  Taxes payable ...........................................................................       6       13
                                                                                               -----    -----
           Net cash provided by operating activities.......................................      77       58
                                                                                               -----    -----

Cash flows provided by (used for) investing activities:
  Capital expenditures ....................................................................     (14)      (9)
  Purchase price adjustments ..............................................................      19        -
  Purchase of France subsidiary ...........................................................      (1)       -
  Purchase of Elenac ......................................................................       -       (6)
  Distributions from equity affiliates ....................................................       1        3
                                                                                               -----    -----
           Net cash provided by (used for) investing activities............................       5      (12)
                                                                                               -----    -----

Cash flows provided by (used for) financing activities:
  Capital lease obligation ................................................................       1        -
  Net cash distributions to owner .........................................................       -      (46)
  Proceeds from long-term debt ............................................................     167        -
  Repayments of long-term debt ............................................................    (245)       -
                                                                                               -----    -----
           Net cash used for financing activities..........................................     (77)     (46)
                                                                                               -----    -----
Net increase in cash ......................................................................       5        -
Cash and cash equivalents at beginning of period ..........................................      19        -
                                                                                               -----    -----
Cash and cash equivalents at end of period ................................................   $  24     $  -
                                                                                               =====    =====


                               See accompanying notes to consolidated and combined financial statements.


                       RESOLUTION PERFORMANCE PRODUCTS LLC

         NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
                              September 30, 2001

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

         The accompanying unaudited consolidated and combined financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 have been prepared from Shell's historical accounting records and are presented on a carve-out basis to include the historical operations applicable to the Resins Business of Shell. In addition, the unaudited consolidated and combined financial statements have been restated to reflect the accounting change from LIFO to FIFO method of costing inventory. See Note 3.

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

         The unaudited combined financial statements include all revenues and costs directly attributable to the Resins Business, including costs for facilities, functions and services used by the Resins Business at shared Shell sites and costs for certain functions and services performed by centralized Shell organizations and directly charged to the Resins Business based on usage. The results of operations for the three and nine months ended September 30, 2000 also include allocations of Shell's general corporate expenses.

         In addition, in 2000 Shell provided cash management services to the Resins Business through centralized treasury systems. As a result, all charges and cost allocations for facilities, functions and services performed by Shell organizations for the Resins Business are deemed to have been paid by the Resins Business to Shell, in cash, during the period in which the cost was recorded in the unaudited combined financial statements. Allocations of current income taxes receivable or payable are deemed remitted, in cash, by or to Shell in the year 2000 in which the related income taxes were recorded.

         All of the allocations and estimates in the unaudited combined financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 were based on assumptions that Shell management believed was reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Resins Business had been operated as a separate entity. It is not practicable to estimate the costs and expenses that would have resulted on a stand-alone basis.

         The Company is engaged in manufacturing and marketing resins in the U.S. and internationally. Resins include epoxy resins, versatic acids and derivatives. Epoxy resins are chemicals primarily used in the manufacture of coatings, adhesives, printed circuit boards; fiber reinforced plastics and construction materials.

         Products containing epoxy resins serve a wide range of end-users; including automotive, aerospace, electrical, construction and industrial maintenance. Versatic acid and derivatives are specialty products that complement epoxy resins product offerings in the coatings, adhesives and construction industries.

2.        New Accounting Standards

         Commencing January 1, 2001, the Company adopted SFAS 133 (Accounting for Derivative Instruments and Hedging Activities). SFAS 133, as amended by SFAS 138, requires that derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of derivative and the effectiveness of the hedge. The Company does not enter into derivative instruments for trading purposes; however, interest rate swaps were entered into during 2001 in connection with the Company's credit facility. The Company uses interest rate swaps to protect against interest rate fluctuation by fixing the variable portion of interest rates in its credit facility. By using the interest rate swaps to hedge interest rate cash flows, the Company exposes itself to market risk; however market risk is managed through the setting and monitoring of parameters that limit the types and degree of market risk which are acceptable.

         As mentioned above, the Company entered into interest rate swap agreements related to the term loan B for notional amounts of $50 million, $75 million, $100 million, $25 million and $50 million that fix the LIBOR portion of our interest rates at 5.41%, 5.25%, 5.41%, 4.61% and 4.39%, respectively. The remaining duration of the interest rate swap agreements range from 5 months to 17 months. The unaudited consolidated statement of income for the three and nine months ended September 30, 2001 includes interest expense at the fixed rates stated above. The Company did not hedge interest rate cash flows in the prior year period. For the nine months ended September 30, 2001, the Company has recognized a net $7 million charge in the unaudited comprehensive income relating to SFAS 133. This charge was due to the change in the fair market value of the Company's interest rate swaps as a result of declining interest rates.

         In July 2001, the FASB issued SFAS 142 (Goodwill and Other Intangible Assets). This statement requires that goodwill no longer be amortized but should be intermittently tested for impairment at least on an annual basis. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, (Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of). Intangible assets with an indefinite useful life can no longer be amortized until its useful life becomes determinable. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, it does apply to any goodwill acquired in a business combination completed after June 30, 2001. Based upon its review to date of SFAS 142, the Company does not believe that any changes will be required in its current practices or procedures. The Company will complete its evaluation of the provisions of SFAS 142 during the remainder of 2001.

         In August 2001, the FASB issued SFAS 143 (Accounting for Obligations associated with the Retirement of Long-Live Assets). This statement requires the following: (a). An existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value, (b). An entity recognize subsequent changes in the liability that result from the passage of time and revisions in either the timing or amount of estimated cash flows, and
(c). upon initially recognizing a liability for an asset retirement obligation, an entity capitalize the cost by recognizing an increase in the carrying amount of the related long-live asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

         In October 2001, the FASB issued SFAS 144 (Accounting for the Impairment or Disposal of Long-lived Assets). This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The requirements of this statement provide that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The scope of discontinued operations will be expanded to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. The Company will complete its evaluation of the provision of SFAS 143 during the remainder of 2001.

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

         A retroactive restatement of prior period financial statements was made to present financial results on a consistent basis. The change decreased cost of sales for the nine months ended September 30, 2000 by $1 million.

         Total inventories at September 30, 2001 and December 31, 2000 were comprised of the following (in millions of U. S. dollars):

                                                              September 30,  December 31,
                                                                  2001           2000
                                                           --------------- --------------
                             Raw materials.............         $      9        $     17
                             Finished products.........              111             121
                             Materials and supplies....               11              11
                                                            --------------  -------------
                                     Total.............         $    131        $    149
                                                            ==============  =============

4.   Long-Term Debt

         Long-term debt at September 30, 2001 and December 31, 2000 consisted of the following (in millions of U. S. dollars):

                                                                             September 30,            December 31,
                                                                                 2001                     2000
                                                                          --------------------     -------------------
        Senior Subordinated Notes, net of discount                                 $      197              $      197
        Term Loan A                                                                       104                     108
        Term Loan B                                                                       300                     350
        European Revolver                                                                   -                      23
        U.S. Revolver                                                                       -                       3
                                                                          --------------------     -------------------
                 Total long-term debt                                                     601                     681
                 Less current portion of long-term debt......                              (4)                     (7)
                                                                          --------------------     -------------------
                                                                                   $      597              $      674
                                                                          ====================     ===================

         During the nine months ended September 30, 2001, our operating cash flow was more than our working capital needs, and we used this excess cash to make $49.1 million in voluntary principal payments that reduced the amount of long-term debt outstanding under the credit agreement.

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

Selected financial data by geographic region are presented below (in millions of U. S. dollars):

                                                                                  Asia
                                                                                 Pacific
                                                                      Europe       And
                                                                        and      Middle     Inter-
                                                           America    Africa      East     segment     Total
                                                          ------------------------------------------------------
As of and for the three months ended
  September 30, 2001:
Revenues from external customers. ......................   $   108    $    91    $     8    $     -   $   207
Intersegment revenues. .................................         5         36         (2)       (39)        -
Operating income. ......................................        32         (4)         -          -        28
Total assets. ..........................................       415        315          8          -       738

As of and for the three months ended
  September 30, 2000:

Revenues from external customers. ......................   $   126    $   107    $     7    $     -   $   240
Intersegment revenues. .................................         4         60          -        (64)        -
Operating income. ......................................        (2)         5          1          -         4
Total assets. ..........................................       399        307         10          -       716




                                                                                  Asia
                                                                                 Pacific
                                                                      Europe       And
                                                                        and      Middle     Inter-
                                                           America    Africa      East     segment     Total
                                                          ------------------------------------------------------
As of and for the nine months ended
  September 30, 2001:
Revenues from external customers. ......................   $   350    $   304    $    16    $     -   $   670
Intersegment revenues. .................................        13        177          -       (190)        -
Operating income. ......................................        47         23          -          -        70
Total assets. ..........................................       415        315          8          -       738

As of and for the nine months ended
  September 30, 2000:

Revenues from external customers. ......................   $   392    $   299    $    18    $     -   $   709
Intersegment revenues. .................................        17        188          2       (207)        -
Operating income. ......................................        29         30         (1)         -        58
Total assets. ..........................................       399        307         10          -       716


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


         Prior to recapitalization of the Company, the Resins Business of Shell, and the related tax effects thereof, were included in a number of tax returns submitted by various Shell operating companies. There was no formal tax allocation agreement between the various Shell operating companies and the Resins Business. Accordingly, the tax amounts reflected in the three and nine months ended September 30, 2000 have been allocated based on the amounts expected to be paid or received from the various Shell operating companies filing tax returns in which the Resins Business is included, with net operating loss and credit carryforwards recorded in the event such benefits are expected to be realized by the Shell operating companies. The provision for income taxes represents income taxes deemed paid or received for the current year plus the change in deferred taxes during the year, excluding effects related to Shell's corporate restructuring program. The pro forma effect on the unaudited consolidated and combined statement of income and comprehensive income and consolidated statement of owner's deficit of reflecting the provision for income taxes on a separate return basis is not material.

         Deferred taxes result from differences between the financial and tax basis assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

7.        Special Charges

         In connection with the recapitalization and related cost restructure program, the Company expensed certain costs totaling $11 million for the nine months ended September 30, 2001. These costs were primarily transitional costs that are non-recurring in nature and relate to $3 million of severance costs and $8 million of exit/relocation costs. As a result of the restructure program, 35 employees were terminated in 2001. In addition, seven foreign locations have been targeted and are in the process of being closed as of September 30, 2001. As of September 30, 2001 the remaining accrued severance and exit/relocation costs was $3 million. The Company expects to complete the restructure program by the end of 2002.

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

         The Company is also subject to various environmental laws and regulations. Similar to other companies in the chemicals industry, the Company incurs costs for routine preventive and corrective actions at facilities and waste disposal sites, and those environmental costs of operations and remediation activities are accrued on a basis consistent with the Company's accounting policy. The Company may be obligated to take remedial action as a result of the enactment of laws or the issuance of new regulations or to correct the effects on the environment of disposal practices or releases of chemical substances. Most of the expenditures to fulfill these obligations relate to facilities and sites where past operations followed practices and procedures that were considered appropriate under regulations, if any, existing at the time, but may now require investigatory or remedial work to adequately protect the environment or address new regulatory requirements.

         The fact that no additional accrual was provided in 2000 or in the nine months ended September 30, 2001 is influenced by agreements associated with transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization. In addition, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental redemption activities.

9.       Obligations Under Capital Leases

         During the quarter ending September 30, 2001, the Company has entered into a five to seven year leases for equipment at an aggregate annual rental of $0.3 million. The equipment has been capitalized at its fair market value of $1.2 million, which approximates the present value of the minimum lease payments.

10.      Supplemental Cash Flow Information

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

11.      Purchase Price Adjustments

         In connection with the recapitalization transaction described in Note 1, a working capital settlement in the amount of $16 million was received in 2001. Of the $16 million, $15 million was related to a purchase price adjustment for a working capital true up at date of acquisition in accordance with the purchase agreement. The acquisition had been accounted for as a leveraged recapitalization and the excess of the purchase price over the net assets acquired was recorded in Owner's Equity. In addition, included in the purchase price adjustments is $4 million that represents additional amounts recorded in connection with the January 2001 purchase of the French subsidiary.

12.      Stock Option Plan

         RPP Inc. has adopted a stock option plan, effective as of November 14, 2000, pursuant to which options with respect to a total of 54,000 shares of RPP Inc.'s common stock will be available for grant to employees of, consultants to, or directors of RPP Inc. or RPP LLC. The option plan is administered by the board of directors of RPP Inc. or a compensation committee appointed from time to time by the board of directors. The right to grant options under the option plan will expire on November 14, 2010 and options granted under the plan are either nonqualified or incentive stock options.

         Options are granted in amounts and at such times and to such eligible persons as determined by the board of directors of RPP Inc. or the compensation committee. As of October 15, 2001, RPP Inc. granted nonqualified options covering 51,282 shares, representing approximately 8% of its total common stock outstanding on a fully diluted base. Options will vest in accordance with a schedule as determined by the board of directors of RPP Inc. or the compensation committee and this vesting schedule will be outlined in the optionee's option agreement.

13.      Subsequent Event

         On November 14, 2001, the Company, with RPP Capital Corporation, its wholly-owned subsidiary, as co-issuer, completed an offering of $75 million aggregate principal amount of their 13 1/2% Senior Subordinated Notes Due 2010 (the "Notes"). The Notes, together with the $200 million aggregate principal amount of Notes which were originally issued on November 14, 2000, are treated as a single class of securities under the Company's existing indenture. The proceeds from the offering of the Notes were used to repay borrowings under the Company's credit agreement. In connection with the offering, the Company amended the credit agreement with respect to the financial covenants.

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

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company's consolidated and combined statements of operations, expressed as a percentage of revenue. Our historical results of operations for the three and nine months ended September 30, 2000 may not necessarily reflect what would have occurred if our business, then owned by Shell, had been a separate, stand-alone entity during that period. Accordingly, there can be no assurance that the trends in the operating results will continue in the future.

                                                                   Three months ended      Nine months ended
                                                                      September 30,           September 30,
                                                                  ----------------------- -----------------------
                                                                     2001        2000        2001        2000
                                                                  ----------- ----------- ----------- -----------
    Revenue.....................................................      100%        100%        100%        100%
    Cost and expenses:
          Purchase and variable product costs...................        52          67          58          62
             Operating expenses.................................        17          18          17          18
             Selling, general and administrative................         9           7           7           6
             Depreciation and amortization......................         4           3           4           4
             Research and development...........................         3           3           3           2
             Special charges...................................          1           -           1           -
                                                                  ----------- ----------- ----------- -----------
                     Total......................................        86          98          90          92

    Operating income............................................        14           2          10           8

    Income from equity investment...............................         -           -           -           -
    Interest expense, net.......................................         9           -           7           -
                                                                  ----------- ----------- ----------- -----------

    Income before income taxes..................................         5           2           3           8
    Income tax expense.........................................          2           1           1           3
                                                                  ----------- ----------- ----------- -----------

    Net income.................................................         3%          1%          2%          5%
                                                                  =========== =========== =========== ===========
    Consolidated EBITDA (1) ....................................       18%          5%         16%         12%
                                                                  =========== =========== =========== ===========

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

         During the latter part of the fourth quarter of 2000 and continuing through the nine months ended September 30, 2001, the global economy began to experience a slow down in the manufacturing sectors. Significant portions of our customers in the United States and internationally operate in these sectors. As a result, the chemical industry in general and we, to a lesser extent, experienced softness in product demand apart from expected seasonality. We believe that we experienced less product demand softness than the chemical industry overall because epoxy resins continue to substitute against other products as a result of its growing number of new end-use applications. Further, the multitude of epoxy resins end-use markets and the replacement of other materials with epoxy resins have served to soften demand declines in any one end-use market. There can be no assurances that this trend will continue during the remainder of 2001 and beyond nor that we will be able to realize margins we have historically achieved as feedstock costs decline.

         The following is a discussion of significant financial statement items related to our consolidated and combined statements of income. See note 5 of the consolidated and combined financial statements for segment information.

         Revenue

         Our revenue is primarily generated through the sale of our three main product lines: (1) epoxy resins, (2) versatic acids and derivatives, and (3) sales of BPA. In addition, we sell small amounts of ECH. Revenue has historically been driven by volumes, market prices and foreign currency fluctuations. Revenue also includes other income derived primarily from royalty income and commission income.

         Purchases and Variable Product Costs

         Purchases and variable product costs are primarily comprised of feedstock costs. Feedstock costs are driven primarily by market conditions and exchange rates as volumes are generally consistent year over year. The significant feedstocks for which we are highly sensitive to the market prices are phenol, acetone, propylene and chlorine. We purchase chlorine, a primary raw material for ECH, under long-term supply contracts with third parties which provide us with producer-like economics by allowing us to buy this raw material at a margin above production cost and thereby lowering our manufacturing costs. We also purchase propylene, the other primary raw material for ECH, under long-term supply agreements with Shell that are based on market price less negotiated volume discounts. We purchase phenol and acetone, the primary raw materials for BPA, under attractive supply contracts with Shell and other third parties that are based on discounted market prices and input-cost formula. Because we are co-located with Shell at several of our facilities, our transportation and logistics costs for certain raw materials supplied by Shell are reduced. Variable manufacturing costs, which are primarily utilities, are also a significant component of this line item. Purchases and variable product costs are reduced by the sale of by-products generated during the manufacturing process, primarily hydrochloric acid.

         Operating Expenses

         Operating expenses represents the costs associated with the non-variable operations of our manufacturing facilities. Included in operating costs are personnel related costs, manufacturing overhead, periodic maintenance, turnaround costs, and environmental costs. Depreciation relating to manufacturing assets is included within depreciation and amortization expense.

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

         Interest Expense, net

         For periods after the recapitalization, interest expense, net consists of interest expense with respect to borrowings under our credit agreement and the notes, offset by our interest income from short-term cash investments. Interest expense also includes amortization of deferred financing costs and amortization of the discount for the notes. Historically, as part of Shell, we did not have any debt allocated to us except for operational accounts payable. As such, we did not have any interest expense prior to November 14, 2000.

         Income Taxes

         Prior to November 1, 2000, our operations have been included in the tax returns submitted by various Shell operating companies. The tax amounts reflected in the combined historical results have been allocated based on the amounts expected to be paid or received from the various Shell operating companies filing tax returns in which our operations were included. Additionally, we have made a Section 338(h)(10) election to allow our recapitalization to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes the basis of our U.S. assets will be stepped-up to their fair market values, and we will be able to depreciate our assets using higher basis than the historical amount. This tax basis step-up will reduce cash payments for income taxes over the next five years.

Three months Ended September 30, 2001 Compared to Three months Ended September 30, 2000

         Revenue

         Revenue decreased by $33 million, or 13.8%, to $207 million for the three months ended September 30, 2001 from $240 million in the prior year period. The decrease in revenue is a result of lower volume, partially offset by increased prices. The increase in prices was attributable to increases in Resins, partially offset by decreases in BPA, ECH and Versatics. Overall average prices increased by 1% from the prior year period. The increase in prices is primarily driven by the Company's ability to negotiate and pass on certain increased costs of feedstock. Overall volumes decreased by 13% from the prior year period. Decreased volumes are primarily the result of a slowing global economy.

         Purchases and Variable Product Costs

         Purchases and variable product costs decreased by $53 million, or 32.9%, to $108 million from $161 million in the prior year period. This decrease was largely driven by lower prices for feedstocks due to the decreasing price of crude oil and related petrochemical products and lower sales volume.

         Operating Expenses

         Operating expenses decreased by $7 million, or 16.3%, to $36 million from $43 million in the prior year period. The decrease in operating expenses is primarily a result of lower costs for maintenance associated with several agreements with Shell that were not in place for the full prior year period.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses remained unchanged at $18 million.

         Depreciation and Amortization

         Depreciation and amortization remained unchanged at $8 million.

         Research and Development Expenses

         Research and development costs remained unchanged at $7 million.

         Special Charges

         Special charges increased by $3 million to $2 million from ($1) million in the prior year period. Special charges of $3 million for the current period consisted of exit and relocation costs related to the cost-restructuring program. As a result of the restructure program, 35 employees were terminated in 2001. In addition, seven foreign locations have been targeted and are in the process of being closed as of September 30, 2001. As of September 30, 2001 the remaining accrued severance and exit/relocation costs was $3 million. The Company expects to complete the restructure program by the end of 2002. The prior year period reflects adjustments to previously recorded amounts as the commencement of the transition to become an independent entity progressed.

         Operating Income

         Operating income increased by $24 million to $28 million from $4 million in the prior year period. The increase was primarily due to decreases in purchase and variable product costs and operating expenses, partially offset by decreased revenue and increased special charges.

         Interest Expense, Net

         Interest expense, net, increased by $18 million primarily due to the increase in long-term debt resulting from the leveraged buy out recapitalization. No debt was outstanding in the prior year period.

         Income before Income Taxes

         Income before taxes increased by $6 million to $10 million from $4 million in the prior year period. The increase is due to the increase in operating income, partially offset by increased interest expense, net.

         Income Tax Expense

         Income tax expense increased by $2 million, or 100.0%, to $4 million from $2 million in the prior year period. The increase is primarily related to increased taxable income resulting from increased operating income, partially offset by increased interest expense, net.

         Net Income

         Net income increased by $4 million to $6 million from $2 million in the prior year period. The increase was due to increased income before income taxes, partially offset by increased income tax expense.
         Consolidated EBITDA

         Consolidated EBITDA increased $27 million to $38 million from $11 million in the prior year period. The increase was primarily due to decreases in purchase and variable product costs and operating expenses and increased special charges, partially offset by decreased revenue.

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

Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000

         Revenue

         Revenue decreased by $39 million, or 5.5%, to $670 million for the nine months ended September 30, 2001 from $709 million in the prior year period. The decrease in revenue is a result of lower volume, partially offset by increased prices. The increase in prices was attributable to increases in Resins, BPA, and ECH, partially offset by decreases in Versatics. Overall average prices increased by 3% from the prior year period. The increase in prices is primarily driven by the Company's ability to negotiate and pass on certain increased costs of feedstock. Overall volumes decreased by 8% from the prior year period. Decreased volumes are primarily the result of a slowing global economy.

         Purchases and Variable Product Costs

         Purchases and variable product costs decreased by $52 million, or 11.8%, to $388 million from $440 million in the prior year period. This decrease was largely driven by lower sales volume and lower prices for feedstocks due to the decreasing price of crude oil and related petrochemical products.

         Operating Expenses

         Operating expenses decreased by $15 million, or 11.9%, to $111 million from $126 million in the prior year period. The decrease in operating expenses is primarily a result of lower costs for maintenance associated with several agreements with Shell that were not in place for the full prior year period.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by $5 million, or 12.5%, to $45 million from $40 million in the prior year period. The increase is primarily a result of costs related to becoming an independent entity, which exceeds the historical allocations in the prior year period.

         Depreciation and Amortization

         Depreciation and amortization remained unchanged at $25 million.

         Research and Development Expenses

         Research and development costs increased by $2 million, or 11.1%, to $20 million from $18 million in the prior year period. The increase is primarily due to increased personnel and the absence of cost allocations made by Shell to other business units in the prior year period.

         Special Charges

         Special charges increased by $9 million to $11 million from $2 million in the prior year period. Transition costs for the current period consisted of $3 million for severance costs and $8 million for exit and relocation costs related to the cost restructure program compared to $2 million in the prior year period. As a result of the restructure program, 35 employees were terminated in 2001. In addition, seven foreign locations have been targeted and are in the process of being closed as of September 30, 2001. As of September 30, 2001 the remaining accrued severance and exit/relocation costs was $3 million. The Company expects to complete the restructure program by the end of 2002. The prior year period reflects the commencement of the transition to become an independent entity.

         Operating Income

         Operating income increased by $12 million, or 20.7%, to $70 million from $58 million in the prior year period. The increase was primarily due to the decreases in purchase and variable product costs and operating expenses, partially offset by decreased revenue and increases in selling, general and administrative expenses, research and development costs and special charges.

         Income from Equity Investment

         Income from equity investment decreased by $1 million to $1 million from $2 million in the prior year period.

         Interest Expense, Net

         Interest expense, net, increased by $53 million primarily due to the increase in long-term debt resulting from the leveraged buy out recapitalization. No debt was outstanding in the prior year period.

         Income before Income Taxes

         Income before taxes decreased by $42 million, or 70.0%, to $18 million from $60 million in the prior year period. The decrease is due to increased interest expense, net, partially offset by increased operating income.

         Income Tax Expense

         Income tax expense decreased by $16, or 69.6%, to $7 million from $23 million in the prior year period. The decrease is primarily related to the decreased taxable income resulting from increased interest expense, net, partially offset by increased operating income.

         Net Income

         Net income decreased by $26 million, or 70.3%, to $11 million from net income of $37 million in the prior year period. The decrease was due to decreased income before income taxes, partially offset by decreased income tax expense.

         Consolidated EBITDA

         Consolidated EBITDA increased $20 million, or 23.0%, to $107 million from $87 million in the prior year period. Consolidated EBITDA has not been adjusted by the annual $7 million of previously announced projected cost savings. The increase was primarily due to the decreases in purchase and variable product costs and operating expenses and increased special charges, partially offset by decreases revenue and income from equity investment, increases in selling, general and administrative expenses, research and development costs. Consolidated EBITDA has not been adjusted by the annual $7 million of previously announced projected cost savings. During the nine months ended September 30, 2001, we achieved $2 million of these projected cost savings and project that we would have achieved an additional $3 million of cost savings if these cost savings programs were in effect at the beginning of the period. Including the effect of the previously announced cost savings, Consolidated EBITDA would have been $109 million.



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

         After the consummation of the recapitalization, we established our own centralized treasury management system. Instead of making distributions of our excess operating cash flow to Shell as done previously, we have been able to retain all of our operating cash flow to finance the working capital and other needs of our business. During the nine months ended September 30, 2001, our operating cash flow was more than our working capital needs, and we used this excess cash to make $49.1 million in voluntary principal payments that reduced the amount of long-term debt outstanding under the credit agreement. We expect to continue to finance our operations through net cash provided by operating activities, existing cash on hand and borrowings under our revolving credit facility. As a result of the high level of debt incurred as part of the recapitalization, we will have to continue to generate significant cash flows to meet our current debt service requirements.

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

         On November 14, 2000, RPP Inc., RPP LLC, RPP CC and Resolution Nederland B.V. entered into a $600 million credit agreement with a syndicate of financial institutions. The credit agreement provides for a six-year euro equivalent $100 million (at issuance) A term loan and an eight-year $350 million B term loan. Each term loan was fully drawn on November 14, 2000 and used to finance the recapitalization, including certain related costs and expenses. In addition, the credit agreement provides for a six-year $150 million revolving credit facility, the euro equivalent of which is also available, to be used for, among other things, working capital and general corporate purposes of us and our subsidiaries, including without limitation, certain permitted acquisitions. The revolving credit facility also includes a sub-limit for letters of credit in an amount not to exceed $50 million. At September 30, 2001, we had no amounts outstanding under the revolving credit facility and $1 million outstanding in letters of credit that resulted in additional borrowing capacity of $149 million.

         The credit agreement is secured by substantially all current and future assets of RPP LLC, including a pledge of 100% of the stock of our domestic subsidiaries and 66 2/3% of the stock of our foreign subsidiaries. Our borrowings and those of our subsidiaries under the credit agreement are guaranteed by RPPI and borrowings by our indirect subsidiary, Resolution Nederland B.V., are also guaranteed by us. The credit agreement requires us to maintain certain minimum financial covenants including a minimum interest coverage ratio and a maximum total leverage ratio. Consolidated EBITDA is a measure used in the calculation of certain covenants under the credit agreement and the indenture. See the "Results of Operations" section for a discussion of Consolidated EBITDA. As of September 30, 2001, we were in compliance with each of our financial covenants under the credit agreement. In addition, the credit agreement is not subject to advance rates or borrowing base limits on availability.

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

         Interest period elections generally range from one to six months, or to the extent available, nine or twelve months for eurodollar and euro rate loans. With respect to eurodollar loans and euro rate loans, interest is payable at the end of each interest period or, for interest periods longer than three months, at least every three months. During the first three quarters of 2001, the Company entered into interest rate swap agreements related to the term loan B for notional amounts of $50 million, $75 million, $100 million, $25 million and $50 million. The interest rate swap agreements fix the LIBOR portion of our interest rates at 5.41%, 5.25%, 5.41%, 4.61% and $4.39% respectively.

         With respect to base rate loans, interest is payable quarterly on the last business day of each fiscal quarter or whenever a loan is repaid. Calculation of all interest expense is based on the actual number of days elapsed in a year comprising 360 days. For each drawn letter of credit, we are required to pay a per annum fee equal to the spread over the eurodollar rate for the revolving credit facility, a fronting fee equal to 1/4 of 1% on the aggregate daily stated amount of each letter of credit, plus administrative charges. Additionally, we will pay a commitment fee ranging from 0.375% to 0.500% per annum, depending on our leverage ratio, which commitment fee is payable quarterly on the unused available portion of the revolving credit facility.

         Term loan A under the credit agreement requires quarterly principal reductions that began on March 31, 2001 and will continue through November 14, 2006. As a result of the voluntary prepayments related to term loan B, quarterly principal reductions are no longer required. The next scheduled principal payment related to term loan B is $300 million on November 14, 2008. Also, we may be required to make mandatory additional principal reductions, based on our excess cash flow and other events described in the credit agreement.

         On November 14, 2001, the Company, with RPP Capital Corporation, its wholly-owned subsidiary, as co-issuer, completed an offering of $75 million aggregate principal amount of their 13 1/2% Senior Subordinated Notes Due 2010 (the "Notes"). The Notes, together with the $200 million aggregate principal amount of Notes which were originally issued on November 14, 2000, are treated as a single class of securities under the Company's existing indenture. The proceeds from the offering of the Notes were used to repay borrowings under the Company's credit agreement. In connection with the offering, the Company amended the credit agreement with respect to the financial covenants.

         During the quarter ended September 30, 2001, the Company entered into a five to seven year leases for equipment at an aggregate annual rental of $0.3 million. The equipment has been capitalized at its fair market value of $1.2 million, which approximates the present value of the minimum lease payments. The Company will continue to review capital leases as alternate sources of financing with favorable interest rates as opportunities arise.

         For the nine months ended September 30, 2001, we generated net cash provided by operating activities of $77 million, provided cash in investing activities of $5 million and used cash in financing activities of $77 million. Investing activities for the nine months ended September 30, 2001 and 2000 primarily consisted of expenditures for property, plant and equipment. In addition, we received a purchase price adjustment in connection with the recapitalization transaction in the amount of $19 million. For the nine months ended September 30, 2000, we generated net cash provided by operating activities of $58 million, used cash in investing activities of $12 million and used cash in financing activities of $46 million.

         Expenditures for property, plant and equipment totaled $14 million and $9 million for the nine months ended September 30, 2001, and 2000, respectively. Of the $14 million, $5 million was related to maintenance and $9 million was for projects related to growth and improved profitability, primarily related to an investment in our versatics business to improve the quality of these manufacturing assets. In addition, in January 2001 the Company spent $1 million in connection with the purchase of Shell Epoxy Resins France SAS.

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

         During the third quarter ended September 30, 2001, a comprehensive information technology project was approved and commissioned, and will encompass new globally integrated software, hardware, networks and phone systems that will support the Company's business at a higher level. The Company estimates that the project will run through the end of 2002 and will cost approximately $38 million. Of the $38 million, certain costs will be capitalized and certain other costs will be expensed to special charges depending upon various factors such as the type of financing arrangement, the phase of the project, and nature of the costs.

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

         As of September 30, 2001, the Company has assessed that an environmental liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. The Company accrues for environmental liabilities when the liability is probable and the costs are reasonably estimable.

         The fact that no accrual was provided as of September 30, 2001 is influenced by agreements associated with the recapitalization whereby Shell generally will indemnify us for environmental damages associated with certain environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, management believes that we maintain adequate insurance coverage, with deductibles, for environmental remediation activities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are engaged in manufacturing and marketing resins in the U. S. and internationally. As a result, the Company is exposed to certain market risks that include financial instruments such as foreign currency, short-term investments, trade receivables, and long-term debt. The Company does not enter into derivative instruments for trading purposes; however, interest rate swaps were entered into during the nine months ended September 30, 2001 in connection with the Company's credit facility. The interest rate swap protects the Company against interest rate fluctuation by fixing the credit facility interest rate from a variable interest rate. The credit facility balance includes $104 million at September 30, 2001 that is subject to variable interest rates. Assuming no change in credit facility borrowings, a one hundred basis point change in interest rates would impact net interest expense by approximately $1.0 million per year.

Effects of Currency Fluctuations

             We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated and combined financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with euro-related currencies also being significant. For the nine months ended September 30, 2001, 48% of our total revenues and 50% of our total expenses were from companies incorporated outside the United States. For the nine months ended September 30, 2000, 45% of our total revenues and 44% of our total expenses were from companies incorporated outside the United States. The net depreciation of the Netherlands Guilder against the U.S. dollar and other world currencies since 1997 has had a negative impact on our earnings, as reported in U.S. dollars in our consolidated and combined financial statements. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the Netherlands Guilder relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on euro-denominated debt, including certain borrowings under the credit agreement, and U.S. dollar denominated debt, including the Notes and certain borrowings under the credit agreement.

                           Part II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

              None.

Item 6.  Exhibits and Reports on Form 8-K

                 (a)   Exhibits filed with this report

                 Exhibit Number        Description
                 10.1                  Employment agreement dated July 16, 2001 between Resolution Performance
                                       Product LLC and Jeffrey M. Nodland. (Filed herewith.)

                 10.2                  Secured promissory note dated August 10, 2001 from Jeffrey M. Nodland to
                                       Resolution Performance Product LLC. (Filed herewith.)

                 10.3                  Pledge agreement dated August 10, 2001 between Jeffrey M. Nodland and
                                       Resolution Performance Products LLC. (Filed herewith.)

                 10.4                  Secured promissory note dated June 18, 2001 from Mark S. Antonvich to
                                       Resolution Performance Products LLC. (Filed herewith.)

                 10.5                  Pledge agreement dated June 18, 2001 between Mark S. Antonvich to Resolution
                                       Performance Products LLC. (Filed herewith.)

                 10.6                  First amendment dated as of November 5, 2001 to the Credit Agreement dated
                                       November 14, 2000 among Resolution Performance Product, Inc. and Resolution
                                       Performance Products LLC various lenders and Morgan Stanley as administrative
                                       Agent. (Exhibit 10.1 to the Company's Form 8-K filed on November 7, 2001, is hereby incorporated by reference.)


                 (b)      Reports on Form 8-K.

                     None
 .

                                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               RESOLUTION PERFORMANCE PRODUCTS LLC
Date: November 14, 2001                             By: /s/ J. Travis Spoede
                                                        --------------------
                                                    J. Travis Spoede, Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and Accounting Officer)




                                               RPP CAPITAL CORPORATION
Date: November 14, 2001                             By: /s/ J. Travis Spoede
                                                        --------------------
                                                    J. Travis Spoede, Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and Accounting Officer)


                                  EXHIBIT INDEX

                 10.1                  Employment agreement dated July 16, 2001 between Resolution Performance
                                       Product LLC and Jeffrey M. Nodland.

                 10.2                  Secured promissory note dated August 10, 2001 from Jeffrey M. Nodland to
                                       Resolution Performance Product LLC.

                 10.3                  Pledge agreement dated August 10, 2001 between Jeffrey M. Nodland and
                                       Resolution Performance Products LLC.

                 10.4                  Secured promissory note dated June 18, 2001 from Mark S. Antonvich to
                                       Resolution Performance Products LLC.

                 10.5                  Pledge agreement dated June 18, 2001 between Mark S. Antonvich to Resolution
                                       Performance Products LLC.
