Form 10-K
period 2001-12-31
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2002-03-11
CIK 1132423, 1132424

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-57170

Resolution Performance Products LLC

(Exact name of registrant as specified in charter)
Delaware	76-0607613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Commission File Number 333-57170-01

RPP Capital Corporation

(Exact name of registrant as specified in charter)
Delaware	76-0660306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1600 Smith Street, Suite 2400

Houston, Texas 77002

(888) 949-2502

(Address of principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

RESOLUTION PERFORMANCE PRODUCTS LLC	YES [x]	NO [ ]

RPP CAPITAL CORPORATION	YES [x]	NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At January 31, 2002, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation, none of which was held by non-affiliates of the Registrants.

Documents Incorporated by Reference: None

RESOLUTION PERFORMANCE PRODUCTS LLC

RPP CAPITAL CORPORATION

FORM 10-K

TABLE OF CONTENTS

This report contains certain forward-looking statements that involve risks and uncertainties, including statements about our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical in nature. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of these words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including without limitation, management's examination of operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. Our actual results could differ materially from the results anticipated in these forward-looking statements. Some of the factors that could negatively affect our performance are discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and under the caption "Risk Factors" in our Registration Statement on Form S-4 (File No. 333-75172), which was declared effective by the SEC on January 15, 2002, and elsewhere in this report.

Unless otherwise indicated in this report, (1) the terms "RPP LLC," "we," "our," "ours" and "us" refer to Resolution Performance Products LLC and its subsidiaries, including the non-U.S. subsidiaries acquired in connection with or following the recapitalization described below, or, where the context requires, the operations of our predecessor, the epoxy resins and versatic acids and derivatives business of the Royal Dutch/Shell Group of Companies (together with its affiliates, "Shell"), (2) the term "RPP Capital" refers to RPP Capital Corporation, our wholly-owned subsidiary and a co-obligor on our 13 1/2% senior subordinated notes due 2010, (3) the term "Issuers" refers to RPP LLC and RPP Capital, (4) the term "RPP Inc." refers to Resolution Performance Products Inc., our parent company, formerly known as Shell Epoxy Resins Inc., and (5) the term "RPP B.V." refers to Resolutions Holdings B.V., our wholly-owned subsidiary. The financial data included in this report relating to the period prior to the recapitalization come from the financial statements of the epoxy resins and versatic acids and derivatives business of Shell.

PART I

ITEM 1. BUSINESS

Overview

On November 14, 2000, with an effective date of November 1, 2000, RPP LLC acquired the Resins Business from Shell (the "Transaction"). On the same dates, simultaneous with the above acquisition, RPP Inc. was acquired by RPP Holdings LLC, an affiliate of Apollo Management IV, L.P. ("Apollo") in a recapitalization transaction. RPP Inc., our parent company, was recapitalized in a transaction financed in part by the proceeds from a senior secured credit facility, and a private placement of 131/2% senior subordinated notes. Prior to the recapitalization, RPP Inc. was a wholly-owned subsidiary of Shell.

We are the leading worldwide manufacturer and developer of epoxy resins and are also the leading global manufacturer of versatic acids and derivatives based on market share. Epoxy resins are chemicals primarily used in the manufacture of coatings, adhesives, printed circuit boards, fiber reinforced plastics and construction materials due to their excellent adhesion, effective corrosion resistance, strong electrical insulation and mechanical strength properties. Products containing epoxy resins serve a wide range of end-use industries, including automotive, aerospace, electrical, construction and industrial maintenance. Versatic acids and derivatives are specialty products which complement our epoxy resin product offerings in the coatings, adhesives and construction industries. We focus on providing our customers with specialty "systems and solutions," which are packages of basic and specialty epoxy resins combined with curing agents and other materials that are designed to meet the specific technical requirements of our customers. Many of our products are developed and formulated for specific end-customer products and applications, where the purchasing decisions are driven primarily by product performance, technical specifications and the ability to deliver customized service and solutions rather than solely by price.

We are a global business with customers in three principal geographic regions. Regional sales based on segment information are comprised of the following: the Americas (51% of revenues for the year ended December 31, 2001), Europe (46%) and Asia Pacific (3%). These customers are served by our global sales and customer service network and by manufacturing facilities in all three regions. We manufacture the two principal components, or intermediates, of epoxy resins, which are bisphenol-A, or BPA, and epichlorohydrin, or ECH, and we operate two of the three largest epoxy resins manufacturing plants in the world. This backward integration and world-scale manufacturing capability provides us with a low cost, reliable supply of intermediates for the production of epoxy resins. We believe that our market leadership in the epoxy resins and versatics and derivatives industries is primarily attributable to our strategy of offering our customers a broad line of products, technical expertise and product applications support along with being a low cost producer of epoxy resins.

We manufacture and sell liquid epoxy resins, or LER, typically using internally produced BPA and ECH; although in the future, we may ocassionally use ECH and BPA produced by third parties. We also combine LER with a variety of other materials, which we either manufacture ourselves or purchase from others, to produce solid epoxy resins, epoxy resin solutions and specialty epoxy resins. In addition, we manufacture a wide range of epoxy resin curing agents, catalysts and other additives which are sold with our epoxy resin products. Epoxy resins are used in many applications, the most significant of which include coatings, electrical and electronics, composites, and adhesives.

We are also the leading manufacturer and marketer of versatic acids and derivatives, taking advantage of our manufacturing economies of scale and low cost ECH supply. Versatic acids and derivatives can be divided into three groups: basic versatic acids, VeoVa and Cardura. Basic versatic acids are used mainly in pharmaceuticals, peroxides and agrochemicals whereas VeoVa and Cardura are used mainly in decorative and protective coatings and personal care products. Our principal customers for these products operate in the automotive coatings, paint and construction industries, similar to our epoxy resin customers.

We also sell our excess production of BPA and ECH to third parties. BPA is a critical component of polycarbonate plastics, which are primarily used in the growing electrical and electronics market, including computer and business equipment and optical disk applications. Polycarbonate is also used in the automotive and glass industries. In addition to being used in the manufacture of epoxy resins and versatic acids and derivatives, ECH is used in water treatment applications.

Loss of Major Customer

Bayer AG accounted for approximately 9% in 2001 and 10% of our revenues in 2000 and 1999. Bayer AG has developed its own internal capability for producing BPA and has been reducing its purchases of BPA from us. Sales of BPA to Bayer AG should continue to decrease in 2002 below current levels, as the contract with Bayer AG expires on December 31, 2002. We expect to replace this lost volume over time by increasing our own internal use of BPA and intend to increase sales of BPA to existing or new customers. As a result, we do not anticipate a material adverse effect from the reduction of sales to this customer.

Industry Overview

We are one of three global producers of epoxy resins, who together accounted for more than half of the 2001 global capacity for LER, which is the foundation product of the industry. The U.S. and Europe accounted for a significant portion of the industry's global LER demand and capacity in 2001, with the U.S. being a significant exporter of epoxy resins as well. Due to import tariffs, transportation costs, customer preferences in performance and applications and industry structure, industry dynamics vary by region. In 2001, these three global producers account for the majority of LER capacity in the United States and Europe. There are also several other companies, predominantly in Asia and Eastern Europe, most of whom usually participate locally and do not have the world-scale manufacturing capabilities or cost structure to compete effectively in the epoxy resins industry on a global basis. We believe the significant capital required to construct a world-scale manufacturing facility, the production volumes required to maintain low unit costs, the need to secure reliable raw material supplies, the significant technical knowledge required to develop high performance products and applications and the need to develop close, integrated relationships with customers serve as substantial barriers to entry for new competitors.

During the year ended December 31, 2001, prices of our major feedstocks (acetone, chlorine, propylene, and phenol) declined relative to 2000. Historically, feedstock pricing is a primary factor in profitability as there is a lag between feedstock price changes and product price changes. This lag has typically ranged from three to twelve months depending on the magnitude of the feedstock cost change and market dynamics.

During the fourth quarter 2000, the United States economy began to experience a slowdown in the manufacturing sector. The slowdown continued during 2001 and spread globally to other countries in which we operate. A significant portion of our customers operate in the manufacturing sectors. Accordingly, we have experienced softness in product demand apart from expected seasonality. Similarly, the pricing environment for epoxy resins has been negatively impacted by the global economic downturn experienced during 2001. Overall average prices in 2001 were improved over 2000 but have trended generally downward since the second quarter. We have not lost any significant volume due to competitive pressures but we cannot predict the future impact of competition on our business. BPA and ECH pricing has followed the same trend as resins, with stable to improving prices during the first quarter of 2001 compared to the fourth quarter of 2000 followed by weakening prices in the remaining three quarters of 2001.

Competition

We compete primarily with Dow Chemical and Vantico Group S.A. (formerly a division of CIBA Specialty Chemicals) in the epoxy resins industry. In 2001, we, together with Dow and Vantico, were the major producers of liquid epoxy resins, which is the foundation product of this industry and account for a majority of LER capacity in the United States and Europe. Due to import tariffs, transportation costs, customer preferences in performance and applications and industry structure, industry dynamics vary by region. Nanya is a significant competitor in Asia. There are also other smaller competitors, primarily in Asia and Eastern Europe, who participate locally and in the export market to a limited extent but do not have the world class manufacturing capabilities or cost structure to effectively compete in the epoxy resins industry worldwide over the long term.

We believe the significant capital required to construct a world scale manufacturing facility, the production volumes required to maintain low unit costs, the need to secure a broad range of reliable raw material and intermediate material supplies, the significant technical knowledge required to develop high performance products, applications and processes, and the need to develop close, integrated relationships with customers serve as substantial barriers to entry for new competitors. We and Dow are the only two global epoxy resins companies that are backward integrated into BPA and ECH and have technologically advanced manufacturing facilities. We believe that our strengths in product breadth, technical/sales expertise and cost-advantaged production technology allow us to effectively compete in a broad range of segments characterized by different buying criteria.

In the production and sale of BPA, we compete with companies who are backward integrated into phenol such as Aristech (a subsidiary of Sunoco) and Mitsui Chemical, and those who are forward integrated into polycarbonate, such as General Electric. Forward integrated polycarbonate manufacturers have captive demand but also may sell excess BPA to third parties. Both Mitsui Chemical and Aristech do not have captive demand but sell to third parties. Bayer, a polycarbonate manufacturer who is currently a BPA customer of ours, is reducing purchases from us because it recently started up additional BPA production capacity. Competition in the BPA market is based primarily on price, product quality (purity and form) and security of supply.

In the versatic acids and derivatives product line, which is a small but growing niche market, our only significant competitor is Exxon, who produces a broad range of carboxylic acids. Exxon produces an alternative to our Cardura, called Glydexx, through a tolling arrangement, and an equivalent to VeoVa through a joint venture with Borden. The main competition for versatic products comes from other monomers, such as acrylate esters, which are also used as a monomer with vinyl acetate for the production of emulsions polymers. For Cardura, the main competition is from hydroxy acrylic monomers for use in automotive/industrial coatings applications.

Business Strategy

We are pursuing a strategy designed to increase our revenues and cash flow and enhance our global leadership position. Key elements of our strategy include improving profitability, expanding our presence in specialty products, and improving operating efficiency and cash flow.

Products

We manufacture and sell epoxy resins and related products, versatic acids and derivatives, and BPA and ECH, the intermediate materials used in epoxy resins. Our primary products are epoxy resins and related products. In addition, as part of our strategy to provide a range of complementary products which meet our customers' needs, we manufacture and sell versatic acids and derivatives. As a backward integrated manufacturer of epoxy resins, we also manufacture BPA and ECH, the two principal intermediate materials of epoxy resins, for our internal use and sell the excess to third parties.

Epoxy Resins and Related Products

Epoxy resins are a family of synthetic thermoset polymers. Epoxy resins are generally combined with other chemical additives to create inert, chemically-stable, or "cured", products. Once cured, epoxy resins have attractive attributes such as outstanding adhesion, corrosion and chemicals resistance, high strength and toughness, temperature stability, electrical insulation and easy processability.

Liquid epoxy resins are the foundation of the industry since most epoxy resins are initially produced as liquid and can then be modified into solid epoxy resins or solutions through the addition of incremental BPA or solvents. In addition to these resins, there are other specialty epoxy resins based on other raw materials. Epoxy resins are used in applications such as coatings, electrical and electronics, construction, adhesives and composites in a variety of end-use industries. Epoxy resins accounted for 64% of our revenues for the year ended December 31, 2001 and 62% for 2000 and 1999.

  Versatic Acids and Derivatives

Versatic acids and derivatives include basic versatic acids, VeoVa and Cardura. The applications for basic versatic acids include pharmaceuticals (such as semi-synthetic penicillins), peroxides and agrochemicals and for VeoVa and Cardura range from decorative and protective coatings to personal care products (such as hair spray). Versatic acids and derivatives are specialty products. We anticipate increasing our sales of versatic acids and derivatives significantly over the coming years by expanding our sales efforts geographically. One of the primary end-uses of these products is in polymers and additives for the coatings industry. Within this segment there is a wide spectrum of polymer systems, usually coating binders, which provide significant benefits to the finished coating, including adhesion, gloss, flexibility, outdoor durability and ease of application. These products are alternatives to other products and are distinguished by their unique branched molecular structure. We manufacture versatic acids and derivatives using our integrated manufacturing sites and our internally produced ECH.

Our customers use Cardura as an intermediate for the production of automotive coatings as well as a flow improver for epoxy resins. Our VeoVa is mainly sold to latex producers for use in the production of latex paints.

We are also developing additional applications beyond the traditional coatings market in order to broaden the customer base for these products, such as the use of VeoVa in adhesive and paper coatings and Cardura for flow improvement of pigment in epoxy paints. In addition, we have completed construction of an advanced manufacturing facility for Cardura at our Pernis facility in December 2001. As a result, we expanded our production capacity for Cardura by one third commencing in 2002.

Versatic acids and derivatives accounted for approximately 10% of our revenues in 2001 and 2000, and 12% of our revenues in 1999.

Bisphenol-A

BPA is produced in a molten state and is either used in a molten or pelletized form in our production process for epoxy resins or is flaked or pelletized for sale to third parties. BPA is used primarily for producing polycarbonate and epoxy resins as well as for the production of other products, including flame-retardants. End-uses of polycarbonate resins include electricals and electronics (including computer and business equipment and optical disks), glazing and sheeting, automobiles and appliances and power tools, as well as recreational products, packaging and medical devices, films, signs and ophthalmic lenses. BPA is also used in the production of tetrabromobisphenol (TBBPA) which is used to impart flame resistance to epoxy resins in printed circuit boards, as well as to polycarbonates and other plastics.

A limited number of manufacturers produce BPA for resale. By producing our own BPA, we maintain a low cost position for production of epoxy resins. We produce and sell excess BPA in order to achieve economies of scale and thereby lower our manufacturing costs. We believe that we are one of the largest suppliers of BPA to third parties and the third largest producer of BPA in the world. Because the largest end-use segment for BPA is the manufacture of polycarbonate resins, we focus on sales to polycarbonate producers, who desire the high quality product yielded by our process. In addition, because we do not compete in the polycarbonate market, we believe our position as a supplier to non-integrated polycarbonate customers is enhanced.

As our base epoxy resin business grows, we anticipate that we will be increasing our internal use of BPA and to the extent that third party sales conflict with epoxy resins production, third party BPA sales will be reduced. See the aforementioned "Loss of Major Customer" section for more details on reduced sales to Bayer AG.

Sales of BPA to third parties accounted for 21% of our revenues in 2001, 23% of our revenues in 2000, and 20% of our revenues in 1999.

  Other Products

Sales of ECH and other products to third parties accounted for 5% of our revenues in 2001 and 2000, and 6% of our revenues in 1999.

Sales and Marketing

We market an extensive product line to meet a wide variety of customer needs. We focus on selecting customers who are or have the potential to be leaders in their industries and who have growth objectives which support our own. In addition, we focus on customers who value our "systems and solutions" package. This package includes high-quality, reliable products backed by local sales support and technical expertise offered at an attractive price. Through our customer relationships, we have established important cost and performance requirements for each customer application. In the coatings industry, for example, once we establish a strong position as a supplier of high quality, high volume basic resin to our customers, we are often able to learn of their other needs for specialty products, such as performance resins, curing agents and/or modifiers, and supply these value-added products to them as well. As a result, we have been able to expand the range of products purchased by larger customers and thereby improve our overall margin.

We sell and support our products in over 67 countries throughout the world through our regionally organized sales and customer service network. We use a direct sales force for sales to our larger customers and third-party distributors to serve our smaller customers, where it is more cost efficient to do so. Our direct sales force, customer service and support network consists of approximately 40 employees in the Americas, 45 in Europe and Africa and 25 in Asia Pacific and the Middle East. We have been consolidating our customer service and support network into key regional customer service centers, and expect to continue to do so in order to reduce overhead costs. We have global account teams that focus on coordination for major global customers, including technical service, supply and pricing. In addition, technical professionals are assigned to each of the three regions to support the sales effort. In the Americas, we also have a telephone resource for technical advice and support for our customers.

Our distributors are compensated through a discount from the list price of our products they purchase. We have also been consolidating the number of distributors we use in order to reduce our logistics and supervisory costs. We have routine distributor evaluations and incentive programs which are designed to reinforce the "systems and solutions" sales approach. We choose our distributors based on reputation, flexibility and capability to bring the "systems and solutions" marketing strategy to their customers. Each distributor carries our entire line of resins and related products line (some on an exclusive basis), as well as versatic acids and derivatives. Our broad product line provides our distributors with a competitive advantage over competing distributors with more limited product lines or who must source from multiple suppliers to achieve the same product breadth.

Sales to many of our customers are made under written contracts with an initial term of one year or longer and have either evergreen provisions or automatic renewal. These contracts are generally for the supply of products based on targeted amounts or a specified percentage of the customer's requirements. Prices in contracts for epoxy resins are generally negotiated based on market prices and often include volume discounts. Prices in contracts for BPA are generally established using multi-variable formulas, based on underlying chemical benchmark prices, cost of production and a margin.

Research and Development

Our research and development activities are aimed at developing and enhancing products, processes, applications and technologies to maintain our position as a leading global epoxy resins supplier. We focus on:

  developing new or improved epoxy and specialty chemical applications based on our existing product line and identified customer needs;

  developing new resin products for customers in order to improve their competitive advantage and profitability;

  providing premier technical service for customers of specialty products;

  providing technical support for manufacturing locations and assisting in plant optimization;

  ensuring that our products are manufactured in accordance with our global health and safety policies and objectives; and

  developing lower cost manufacturing processes.

We emphasize a customer driven, "systems and solutions" approach in discovering new applications and processes and providing excellent customer service through our technical staff. Through regular direct contact with our key customers, our research and development personnel can become aware of evolving customer needs in advance and can anticipate their requirements in planning customer programs. We also focus on on-going improvement of plant yields, fixed costs and capacity. For example, our continuous LER manufacturing process is fed from an integration of continuous feedstock streams from our BPA and ECH plants located on the same site. These continuous integrated streams are characterized by exceptional product consistency, low cost economics, and high quality resin that is valued by the customer for demanding applications. We estimate that this process provides us with a sustainable cost advantage over conventional batch technology, which is the traditional method of manufacturing epoxy resins.

We have approximately 120 scientists and technicians worldwide. We conduct research and development activities at our facilities in Pernis, The Netherlands; Houston, Texas; Louvain la Neuve, Belgium; and Yokkaichi, Japan, our joint venture partner's facility. Our research and development facilities include a broad range of epoxy synthesis, testing and formulating equipment, and small scale versions of customer manufacturing processes for applications development and demonstration.

Our research and development expenditures were $25 million, $26 million and $31 million in 2001, 2000 and 1999, respectively. We centrally manage all these activites to ensure an adequate investment return and to globally share ideas within our business. We expect to spend similar amounts in the future on product development and process development over the next few years.

Intellectual Property

Our most significant intellectual property rights are our patents and related proprietary rights. As of December 31, 2001, we owned or licensed or had rights to approximately 1,500 patents and patent applications. Over half of our patents are in Europe and the remainder are in the United States and Asia. We anticipate that we will apply for additional patents in the future as we develop new products and processes. Our intellectual property rights include know-how and patents covering analytical tests, extensive applications testing capability and industry-leading processing and formulating knowledge of thermoset resin systems for specific end-uses such as protective and decorative coatings, electrical laminates, electronics, composites, adhesives, fibers and textiles and civil engineering. We have a broad portfolio of patents, know-how and intellectual property agreements relating to our products.

As of December 31, 2001, we owned or had licensing rights to a number of trademarks. Our most significant trademarks are EPIKOTE Resins, EPON Resins, EPI-CURE Curing Agents, EPI-REZ Waterborne Resins, HELOXY Modifiers, CARDURA Glycidyl Ester, and VeoVa Monomers.

Shell has retained rights in some of the intellectual property acquired by us as part of the Transactions. See Item 13. "Certain Relationships and Related Transactions - Ongoing Relationship with Shell - Intellectual Property Agreements."

Raw Materials

We manufacture BPA and ECH, the two key intermediate materials for epoxy resins, at both the Deer Park and Pernis plants. This reduces logistics costs and assures long-term and reliable supply. We currently use our BPA for the production of our epoxy resins and sell the remainder to third parties. We produce our own ECH but also maintain a position in the merchant market both as a buyer and as a seller to assure supply flexibility and improve plant operating rates.

We purchase chlorine, a primary raw material for ECH, under long-term supply contracts with third parties which provide us with producer-like economics by allowing us to buy this raw material at a margin above production cost and thereby lower our manufacturing costs. We also purchase propylene, the other primary raw material for ECH, under long-term supply agreements with Shell that are based on market price less negotiated volume discounts. We purchase phenol and acetone, the primary raw materials for BPA, under attractive supply contracts with Shell and other third parties that are based on discounted market prices and input-cost formulae. Because we are co-located with Shell at several of our facilities, our transportation and logistics costs for certain raw materials which Shell provides us are minimized.

Raw materials for versatic acids consist of carbon monoxide, propylene trimer and di-isobutylene. Carbon monoxide is supplied by pipeline under a long-term contract from a production facility near our Pernis plant, propylene trimer is obtained via price formula based contracts and spot purchases and di-isobutylene is obtained from both Shell and other third parties under multi-year supply agreements. At our Pernis site, versatic acids are combined with ECH to produce Cardura and at our Moerdijk site they are combined with acetylene, which is purchased from Shell under long-term supply agreements, to produce VeoVa.

The majority of our raw materials used in manufacturing our products are available from more than one source and are readily available on the open market. Those materials that are single sourced generally have long-term supply contracts as a basis to guarantee a maximum of supply reliability. Prices for most of our main feedstocks are driven by underlying petrochemical benchmark prices and energy costs. We are in the process of consolidating purchases and contract sharing arrangements for other major feedstocks as well as process chemicals, packaging materials and services.

Manufacturing and Facilities

We manufacture our products in the United States, Europe and Asia. Our major manufacturing operations take place at two world-scale sites in Pernis, The Netherlands and Deer Park, Texas. To be world-scale, we believe an LER plant must produce over 80kt per year of resins, achieving the threshold for major economies of scale. Deer Park currently has 133kt capacity and Pernis has 100kt capacity, making Deer Park the largest epoxy resin plant in the world and Pernis one of the three largest plants in the world. We believe the Deer Park plant is the only "continuous" resins plant in the world in which BPA and ECH are manufactured and reacted continuously to make epoxy all in one site. Based on our estimates, this plant, which produces some of the most consistent quality liquid epoxy resins, provides us with a cost advantage over conventional batch technology, which is the traditional method of manufacturing epoxy resins, and, we believe, provides us with the lowest manufacturing cost in the world. We also maintain a manufacturing presence in Asia through our 50% ownership of our Japanese joint venture and a tolling arrangement with Eternal Chemical, a Taiwan based company, for certain epoxy resins products.

The manufacturing process for LER requires access to sophisticated technology and experience to make consistent quality product from batch to batch. ECH is difficult to handle, especially the disposal of by-products from its production. Backward integration into both ECH and BPA and world-scale plants are needed to achieve low manufacturing costs. Epoxy production requires that product be manufactured to meet narrow ranges of molecular weight and product reactivity. These properties are then aligned with performance properties for customers, such as filler settling, adhesion and color stability.

Employees

At December 31, 2001, we had approximately 970 employees worldwide (excluding Shell employees who operate certain of our facilities under operating and maintenance agreements). Of our employees, approximately 54% are based in the Americas, 43% in Europe and Africa and 3% in Asia Pacific and the Middle East.

Approximately 94 employees at our Deer Park plant are subject to a collective bargaining agreement which expires in November 2002. Approximately 58 employees at our Norco plant are subject to a collective bargaining agreement which expires on June 30, 2003. In several locations outside the United States, employees are represented by local Staff Councils as required by local laws or customs. Management generally considers its relationships with its employees to be satisfactory.

Environmental/Occupational Health and Safety Matters

We have adopted and implemented environmental, health and safety policies consistent with the standards specified by several national and international management system guidelines. These policies include systems and procedures governing environmental emissions, waste management, energy utilization, process safety management, worker health and safety requirements, emergency planning and response, product safety and compliance, and community relations. Facility managers have day to day responsibility for statutory and regulatory compliance, with oversight and support provided by our corporate environmental, health and safety managers.

We are subject to extensive regulation under the environmental and occupational health and safety laws by federal, state and local governmental entities and foreign authorities, such as the European Union. These laws are designed to protect natural resources and limit discharges of hazardous substances to the environment from ongoing operations and to protect workers and the public from exposure to certain hazardous chemical and dangerous work conditions. They provide for substantial fines and potential criminal sanctions for violations and they establish requirements to remediate contamination. The laws are complex, change frequently and have tended to become more stringent over time.

Environmental laws will affect how we operate our business, including the costs associated with the storage and disposal of raw materials, finished products and wastes, as well as the investigation and remediation of environmental conditions at current and former facilities. Moreover, the nature of our operations exposes us to risks of liability for breaches of safety, health and environmental laws as a result of the production, storage, transportation, handling, sale and disposal of materials that may cause contamination or personal injury when released to the environment.

For example, statutes such as CERCLA and comparable state and foreign laws impose strict, joint and several liability for investigating and remediating the consequences of spills and other releases of hazardous materials, substances and wastes at current and former facilities, and at third-party disposal sites. In addition, individuals may seek recovery of damages for alleged personal injury or property damage due to exposure to hazardous substances and conditions at our facilities or to substances otherwise owned, sold or controlled by us. Therefore, notwithstanding our commitment to environmental management, we cannot assure you that environmental, health and safety liabilities will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or business reputation.

Our sites have an extended history in the manufacture of epoxy resins and other industrial chemical processes. Shell has performed site assessments at the major manufacturing facilities. The assessments have identified soil, groundwater and/or surface water contamination associated with historical operations and on-site waste disposal practices at a majority of the sites. Liabilities associated with these matters generally are covered under our environmental indemnity from Shell. See "Certain Relationships and Related Transactions--Ongoing Relationship with Shell--Environmental Agreements." These conditions are currently being investigated, remediated and/or monitored by Shell, some at the direction of governmental authorities. With two exceptions, Lakeland and Barbastro, the manufacturing facilities are part of larger integrated complexes and, therefore, the on-going activities are part of a site-wide cleanup program. Shell has the right to retain control over such activities under the term of the Environmental Agreements.  See Item 13. "Certain Relationships and Related Transactions--Ongoing Relationship with Shell--Environmental Agreements."

At the Barbastro facility, we are unaware of any environmental conditions likely to require material expenditures. At the Lakeland facility, the other one of our two sites which is not co-located with a Shell facility, groundwater contamination is the subject of a consent order (and any amendments thereto) issued by the Florida Department of Environmental Protection. Remediation activities are currently on-going. Shell will retain financial responsibility for all contamination issues that are or become subject to the consent order and any existing or future amendments thereto.

As a general matter, notwithstanding the indemnity provided by Shell, certain liabilities for environmental and occupational health and safety matters fall outside the scope of the protections offered in the Environmental Agreements, including liabilities and costs resulting from future laws, permit conditions and other requirements. These liabilities may result in the incurrence of material costs and/or impact our future operations. Some examples include the following:

The permit for the hazardous waste incinerators at the Norco facility expired in January 2001 although we are permitted to continue to utilize the incinerators until a final decision is made regarding the permit renewal. We have been involved in on-going communications with the Louisiana Department of Environmental Quality regarding the renewal of the long-term permit. We are awaiting the agency's action to renew the permit.

In connection with the discussions mentioned above, emission control upgrades must be installed on the incinerator to satisfy maximum achievable control technology requirements imposed under the federal Clean Air Act. We are in the process of installing the required hardware for emission control. Shell has agreed to indemnify us for issues relating to the permit renewal and equipment upgrades, subject to a deductible, for costs incurred prior to December 31, 2002. In the event that the Louisiana Department of Environmental Quality does not renew the incinerator permit or if the new incinerator hardware does not meet the emission control regulatory requirements, we may be required to incur significant additional waste disposal costs or curtail operations, or both. Such costs may no longer be subject to indemnification from Shell after December 31, 2002. We have no reason to believe that the agency will not renew the permit or that the hardware will not meet the regulatory requirements.

Certain chemicals have been alleged to interact with the endocrine systems of humans and wildlife and disrupt normal processes (i.e. endocrine disrupters). BPA is under evaluation as a potential "endocrine disrupter." BPA is used as an intermediate at the Deer Park and Pernis manufacturing facilities and is also sold directly to third parties. A recent ruling in Europe classified BPA as a category 3 reprotoxin (endocrine disrupter) which only requires that we label the product to say it poses a "possible risk of harm to the unborn child". In the event that BPA is further regulated, additional operating costs would likely be incurred.

Industry Regulatory Matters

The production and marketing of chemical substances are regulated by national and international laws. Although almost every country has its own legal procedure for registration and import, laws and regulations in the European Union, the United States and Japan are most significant to our business, including the European inventory of existing commercial chemical substances, the European list of notified chemical substances, the United States Toxic Substances Control Act inventory and the chemical list of the Japanese Ministry of Trade and Industry. Chemicals which are on one or more of the above lists can usually be registered and imported without additional testing in other countries, although additional administrative hurdles may exist.

Insurance

In the normal course of business, we are subject to numerous operating risks, including risks associated with environmental, health and safety while manufacturing, developing and supplying products, potential damage to a customer, and the potential for an environmental accident.

We currently have in force insurance policies covering property, general liability, excess liability workers' compensation/employer's liability, and environmental liability. All of these policies are in amounts that we believe are consistent with industry practices and provide that we pay a deductible on each claim. However, there can be no assurance that the insurance will adequately protect us and, if we are only partially insured or completely uninsured, a related claim could result in a material adverse effect on our financial condition and results of operation.

Working Capital

As a leading worldwide manufacturer and developer of epoxy resins, our working capital requirements principally include accounts receivable, product and raw materials inventory, labor, equipment and debt service costs. Management believes that we maintain adequate working capital to meet our needs in the current business environment.

ITEM 2. PROPERTIES

We are headquartered in Houston, Texas and operate through a network of ten manufacturing facilities. We own the plants and equipment at all of our facilities, except at the facility owned and operated by our Japanese joint venture. We lease the underlying real property at all of our facilities under long-term leases with Shell, other than those located in Barbastro, Spain and Lakeland, Florida, which we own, and the facility located in Yokkaichi, Japan which is owned and operated by our Japanese joint venture. All of our manufacturing facilities are co-located within Shell facilities, other than our facilities in Barbastro, Spain and Lakeland, Florida and the facility operated by our Japanese joint venture which is co-located within a Mitsubishi Chemical facility. Each of our facilities that are co-located within a Shell site, share utilities with the respective Shell site through operating agreements, and, generally, such utilities and related assets are not owned by us. Our manufacturing facilities with associated principal manufacturing capacities (which may vary based on product mix in some locations) are listed below.

Plant Location	Product	2001 Capacities (in kilotons)
Argo (IL, USA)	SER, Solutions and Other	38
Barbastro (Spain)	SER, Solutions and Other	10
Deer Park (TX, USA)	BPA	228
	ECH	85
	LER	133
	SER, Solutions and Other	25
Lakeland (FL, USA)	SER, Solutions and Other	17
Moerdijk (Netherlands)*	Versatic acids and derivatives	58
Norco (LA, USA)	Crude ECH	80
	SER, Solutions and Other	7
Pernis (Netherlands)	BPA	144
	ECH	80
	LER	100
	SER, Solutions and Other	40
	Versatic acids and derivatives*	92
Stanlow (UK)*	SER, Solutions and Other	15
Wesseling (Germany)*	SER, Solutions and Other	20
Yokkaichi City (Japan)**	LER	15
	SER, Solutions and Other	27

_________

* These facilities are operated by Shell or its affiliates on our behalf pursuant to contractual arrangements.

** This facility is owned and operated by our Japanese joint venture with Mitsubishi Chemical.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we are subject to various laws and regulations and, from time to time, litigation. In the opinion of management, compliance with existing laws and regulations will not materially affect our financial position or results of operations. Management is not aware of any pending actions against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

On November 8, 2001, through Written Consent of Sole Member in Lieu of Meeting, RPP Inc., as sole member of RPP LLC approved the following: (i) the re-election of Marvin O. Schlanger as Chairman of the Board of Managers and (ii) the re-election of each of Laurence M. Berg, Peter P. Copses, Joshua J. Harris, Scott M. Kleinman, Joel A. Asen and Heinn F. Tomfohrde, III, as a Manager. Also, on November 8, 2001, through Unanimous Written Consent of Sole Shareholder in Lieu of Meeting, RPP LLC, as sole shareholder of RPP Capital

Corporation, approved the re-election of Marvin O. Schlanger, Joshua J. Harris and Scott M. Kleinman as directors of RPP Capital Corporation.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

At February 1, 2002, RPP LLC had 1,000,000 units outstanding and one holder of record, which was RPP Inc. At February 1, 2002, RPP Capital had 1,000 shares of common stock outstanding and one holder of record, which was RPP LLC. There is no established trading market for the units or the shares.

During 2001, RPP LLC did not declare any cash dividends; however, a constructive cash dividend to RPP Inc. in the amount of $0.6 million was recognized by paying legal and accounting fees on behalf of RPP Inc. RPP Capital has not declared or paid any cash dividends during 2001. Neither RPP LLC nor RPP Capital has declared or paid any cash dividends or other distributions during 2000.

On October 23, 2000, RPP Capital issued 1,000 shares of its common stock to RPP LLC for net proceeds of $1,000. On July 1, 1999, RPP LLC issued a membership interest to Shell (which Shell subsequently transferred to RPP Inc.) in exchange for all of the assets and certain liabilities of the epoxy resins business of Shell pursuant to a contribution agreement. Apart from the foregoing, no unregistered sales or issuances of the equity securities of either RPP LLC or RPP Capital Corporation have taken place in the last three years.

We believe that the foregoing issuances of our equity securities to RPP LLC and Shell did not involve a public offering or sale of securities and were exempt from the registration requirements of the Securities Act pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act. No underwriters, brokers or finders were involved in these transactions.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial information. The historical statement of income data for the years ended December 31, 2001, 2000 and 1999 and the historical balance sheet data as of December 31, 2001 and 2000 are derived from our audited consolidated and combined financial statements included elsewhere in this report. The historical statement of income data for the years ended December 31, 1998 and 1997 and the historical balance sheet data as of December 31, 1999, 1998 and 1997 are derived from our audited combined financial statements that are not included herein.

	Historical(1)
	(in millions, except percentages)
	For the years ended December 31,
	2001	2000	1999	1998	1997
Statement of Income Data:
Revenues	$863	$949	$942	$995	$1,016
Purchases and variable product costs	483	579	510	540	571
Operating expenses	152	166	182	197	195
Selling, general and administrative
expenses	60	54	59	62	61
Depreciation and amortization(2)	34	34	34	35	57
Research and development expenses	25	26	31	29	34
Special charges(3)	15	49	6	24	(2)
Operating income	94	41	120	108	100
Interest expense, net	68	9	--	--	--
Income from equity investment	--	3	2	1	2
Net income	15	19	77	67	67
Other Financial Data:
Cash flows provided by operating
activities	$95	$126	$134	--	--
Cash flows used for investing
activities	(23)	(17)	(103)	--	--
Cash flows used for financing
activities	(85)	(90)	(31)	--	--
Consolidated EBITDA(4)	143	128	162	--	--
Consolidated EBITDA margin(5)	16.5%	13.5%	17.1%	--	--
Capital expenditures(6)	$ 24	$ 18	$ 34	$ 59	$ 42
Balance Sheet Data (at period end):
Total assets	$ 734	$792	$743	$719	$775
Total debt	575	681	--	--	--

_____________

(1)    Historical financial information for the fiscal years ended December 31, 1999, 1998, and 1997 were restated to reflect the retroactive effect of the change in our  method of accounting for our inventories in the United States from LIFO (last-in, first-out) method to FIFO (first-in, first-out) method, effective November 1, 2000.

(2)    Effective January 1, 1998, we revised the useful life of certain manufacturing facilities from 10 years to 20 years. This change in estimate reduced 1998 depreciation expense by $22.0.

(3)    Special charges consist of non-recurring costs such as transaction, transition and severance costs related to restructuring or cost reduction programs. Transition costs, which are referred to in the indenture agreement between RPP LLC and The Bank of New York, as trustee and as determined by management, are expenses incurred outside the ordinary course of business that relate to the activities required to establish RPP LLC as an independent company. Special charges also include $3.0, $0, $6.0, $24.1 and $(1.4) of employee severance costs for the fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

(4)    Consolidated EBITDA represents income before income taxes, interest expense, special charges and depreciation and amortization. Consolidated EBITDA for the periods presented corresponds with the identically titled definition used as a measure in the indenture agreement between RPP LLC and The Bank of New York, as trustee and our credit agreement for determining our compliance with covenants contained in those agreements. In addition, Consolidated EBITDA is presented because it is used by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, Consolidated EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Consolidated EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies.

(5)    Consolidated EBITDA margin is calculated as a percentage of revenue.

(6)    The capital expenditure amounts for the year ended December 31, 1999 exclude the repurchase of certain equipment held under a synthetic lease. During 1998, we entered into a sale/leaseback transaction for certain of our assets. In 1999, we repurchased such assets, requiring an outlay of $71.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 6. "Selected Financial Data," and the audited consolidated and combined financial statements, including the notes thereto, included elsewhere in this report. In addition to historical information, the following discussion contains forward looking statements that are subject to a number of risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements made below are discussed below or under the heading "Risk Factors" in our Registration Statement on Form S-4 (File No. 333-75172). There may be other factors that may cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this filing and are expressly qualified in their entirety by the cautionary statements included in this filing. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

The following covers periods before the completion of the November 2000 recapitalization transactions, the acquisition of the remaining 50% of the Elenac GmbH Resins Business and the offering of the notes and the use of proceeds therefrom. In connection with the recapitalization transactions, we have entered into new financing arrangements, altered our capital structure and entered into a number of operating and feedstock supply agreements with Shell. The results of operations and financial condition for the periods subsequent to the consummation of the recapitalization transactions will not necessarily be comparable to prior periods.

Stand-Alone Company

The historical financial information included in this filing for periods prior to the recapitalization is derived from the historical combined financial statements of the epoxy resins business of Shell. The preparation of this information is based on certain assumptions and estimates including allocations of costs from Shell. This information may not necessarily reflect what the results of operations, financial position and cash flows would have been if the epoxy resins business of Shell had been a separate, stand-alone entity during the periods presented or what the results of operations, financial position and cash flows will be in the future. In addition, our historical combined financial statements include certain assets, liabilities, revenues and expenses which were not historically recorded at the entity level of, but are associated with, our business and exclude certain expenses, such as the cost of borrowing money, that will be relevant to us as a stand-alone entity.

During the periods prior to July 1999 presented in "Results of Operations" below, our operations were conducted through various subsidiaries of Shell. In July 1999, Shell commenced a corporate restructuring program in which all of our manufacturing operations and primarily all of our marketing activities were transferred into our current legal entity structure. Certain feedstocks and a significant portion of our non-manufacturing operations were provided to us by other Shell subsidiaries. In connection with the recapitalization, we have negotiated and entered into favorable agreements with Shell under which Shell will provide us with various feedstocks and services including information technology, manufacturing site services and back-office accounting. In areas such as information technology, accounting and building maintenance where we believe we can achieve operational or financial efficiencies, we have, or will, obtain our own resources to perform these functions.

As previously announced in connection with the recapitalization transactions, we identified annualized savings of approximately $7 million from the reduction of fixed costs. To achieve these cost savings, we incurred additional one-time costs of approximately $3 million in 2001 that are not reflected in these cost savings. We began implementing the fixed cost reduction measures in 2001 and achieved cost savings of approximately $4 million by year-end. Our cost savings would have increased by approximately $3 million if we had been able to implement these initiatives at the beginning of 2001. The primary components of fixed cost reductions were:

  $3 million related to overhead eliminated by actions such as closing several Asian sales operations and conversions to distributorships, reducing certain identified discretionary expenses, headcount reductions, rationalization of warehouse space and reductions in packaging costs from the conversion of a particular labeling system,
  $2 million related to manufacturing cost improvements for activities previously performed by Shell, with regard to which management has arranged for these services to be performed either in-house or on a contract basis at a lower cost and by the expected cancellation of other miscellaneous manufacturing related agreements in Europe, and
  $2 million related to the cancellation of certain agreements with Shell where we can perform similar services at a lower cost, such as agreements that relate to the optimization of our research and development function and the cessation and replacement of certain services for our Japanese joint venture.

Results of Operations

The following table sets forth certain information derived from the audited consolidated and combined statements of operations of RPP LLC for the years ended December 31, 2001, 2000 and 1999 expressed as a percentage of revenues. The following table and discussion should be read in conjunction with the information contained in our consolidated and combined financial statements and the notes thereto included elsewhere in this filing. Our historical results of operations set forth below for periods prior to the recapitalization may not necessarily reflect what would have occurred if the epoxy resins business of Shell had been a separate, stand-alone entity during the periods presented or what will occur in the future. Accordingly, there can be no assurance that the trends in the operating results will continue in the future.

	Year Ended
	December 31,
	2001	2000	1999
Revenue	100%	100%	100%
Cost and expenses:
Purchases and variable product costs	56	61	54
Operating expenses	18	17	19
Selling, general and administrative	7	6	6
Depreciation and amortization	4	4	4
Research and development	3	3	3
Special charges	1	5	1
Total	89	96	87

Operating income	11	4	13

Income from equity investment	--	--	--
Interest expense, net	8	--	--

Income before income taxes	3	4	13

Income tax expense	1	2	5

Net income	2%	2%	8%
Consolidated EBITDA (1)	17%	13%	17%

_____________

(1)    Consolidated EBITDA represents income before income taxes, interest expense, special charges and depreciation and amortization. Consolidated EBITDA for the periods presented corresponds with the identically titled definition used as a measure in the indenture and our credit agreement for determining our compliance with covenants contained in those agreements. In addition, Consolidated EBITDA is presented because it is used by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, Consolidated EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Consolidated EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies.

 During the later part of the fourth quarter 2000 and continuing through 2001, the global economy began to experience a slowdown in the manufactoring sectors. Significant portions of our customers in the United States and internationally operate in these sectors. As a result, the chemical industry in general and we, to a lesser extent experienced softness in product demand and prices apart from expected seasonality. We believe that we experienced less product demand softness than the chemical industry overall because epoxy resins continue to substitute against other products as a result of its growing number of new end-use applications. Further, the multitude of epoxy end-use markets and the replacement of other materials with epoxy resins has served to soften demand decline in any one end-use market.

The following is a discussion of significant financial statement items related to our audited consolidated and combined statements of income. See segment information in Note 13 to the consolidated and combined financial statements for the years ended December 31, 2001, 2000 and 1999.

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

  Purchases and Variable Product Costs

Purchases and variable product costs are primarily comprised of feedstock costs. Feedstock costs are driven primarily by market conditions and exchange rates as volumes are generally consistent year over year. The significant feedstocks for which we are highly sensitive to the market prices are phenol, acetone, propylene and chlorine. We purchase chlorine, a primary raw material for ECH, under long-term supply contracts with third parties which provide us with producer-like economics by allowing us to buy this raw material at a margin above production cost and thereby lower our manufacturing costs. We also purchase propylene, the other primary raw material for ECH, under long-term supply agreements with Shell that are based on market price less negotiated volume discounts. We purchase phenol and acetone, the primary raw materials for BPA, under attractive supply contracts with Shell and other third parties that are based on discounted market prices and an input-cost formulae. Because we are co-located with Shell at several of our facilities, our transportation and logistics costs for certain raw materials which Shell provides us are also reduced. Variable manufacturing costs, which are primarily utilities, are also a significant component of this line item. Purchases and variable costs are reduced by the sale of by-products generated during the manufacturing process, primarily hydrochloric acid.

  Operating Expenses

Operating expenses represents the costs associated with the non-variable operations of our manufacturing facilities. Included in operating costs are personnel related costs, manufacturing overhead, periodic maintenance, turnaround costs and environmental costs. Depreciation relating to manufacturing assets is included within depreciation and amortization.

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

  Interest Expense, net

For periods after the recapitalization transactions, interest expense, net consists of interest expense payable with respect to borrowings under our credit agreement and the existing notes, offset by our interest income from short term cash investments. Interest expense also includes amortization of deferred financing costs and amortization of the premium and discount for the notes. Historically, as part of Shell, we did not have any debt allocated to us except for operational accounts payable. As such, we did not have any interest expense prior to November 14, 2000.

  Income Tax Expense

The Company is organized as a limited liability company and is not subject to U. S. income tax. Income tax information presented includes U. S. income taxes attributed to the Company's operations that are the responsibility of the Company's sole-owner, RPP Inc..

Prior to November 1, 2000, our operations have been included in the tax returns submitted by various Shell operating companies. The tax amounts reflected in our historical results have been allocated based on the amounts expected to be paid or received from the various Shell operating companies filing tax returns in which our operations were included. As of December 31, 2001 and 2000, we have accrued for income taxes, including both deferred and current income tax provisions. Additionally, we have made a Section 338(h)(10) election to allow our recapitalization to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes the basis of our U.S. assets will be stepped-up to their fair market values, and we will be able to depreciate our assets using higher basis than the historical amount. This tax basis step-up may reduce cash payments for income taxes over the next five years.

Comparison of 2001 results to 2000

  Revenue

Total revenue decreased by $86 million, or 9.1%, to $863 million for the year ended December 31, 2001. The decrease in revenue was a result of lower volume, partially offset by increased prices. The increase in prices was attributable to an increase in BPA, partially offset by decreases in resins, ECH and versatics. Overall average prices increased by 3% from the prior year. The increase in prices was primarily driven by our ability to negotiate and pass on certain increased costs of feedstock. Generally, the increase in feedstock costs is experienced in our revenue prices on a

3 to 12 month lag basis. Overall volumes decreased by 11% from the prior year due primarily to the soft global economy and the buy-out of a BPA contract by Bayer AG, a major customer.

Revenue in the U. S. decreased by $79 million, or 15.1%, to $444 million for the year ended December 31, 2001. The decrease in revenue was a result of lower volume, partially offset by increased prices. Average prices in the U. S. increased 3% while volumes decreased 18%.

Revenue in Europe increased slightly by $2 million, or 0.5%, to $399 million for the year ended December 31, 2001. The increase in revenue was a result of increased prices, partially offset by decreased volumes. Average prices in Europe increased 5% while volumes decreased 4.8%.

In addition, the revenue split between the U. S. and Europe in 2001 was affected by new policies of sourcing for certain countries reflecting our our status as an independent Company.

The aforementioned discussion of the U. S. and Europe's revenue is before the impact of certain royalty, commission sales and manufacturing service arrangements between U. S. and Europe. Most notably, under the manufacturing service arrangement, the U. S. engaged the Europe to manufacture and supply product to certain of the U. S. global customers located in Asia. Accordingly, Europe's revenues in 2001 decreased by $11 million through inter-segment billings from the U. S. in connection with the net sales earned by the U. S. on these European export sales to Asian customers. Similarly, under certain other royalty and commission sales arrangements, Europe's revenues in 2001 decreased by another $3 million through inter-segment billings from the U. S.

Purchases and Variable Product Costs

Total purchases and variable product costs decreased by $96 million, or 16.6%, to $483 million. This decrease was largely driven by lower sales volume and lower feedstock prices due to the decreasing price of crude oil and related petrochemical products. As a percentage of revenue, purchases and variable product costs decreased from 61% to 56%.

Purchases and variable product costs in the US decreased by $56 million, or 17.6% to $262 million. The decrease was primarily a result of lower sales volume.

European purchases and variable product costs decreased by $35 million, or 14.6% to $205 million. The decrease was a result of lower sales volumes and lower feedstock prices.

The aforementioned discussion of Europe's purchase and variable product costs is before the impact of a global procurement arrangement between the U.S. and Europe. Under this arrangement, the U. S. effectively negotiated the terms of certain feedstock contracts on Europe's behalf and has agreed to bear the additional burden or benefit of these contract prices when compared to the prevailing market prices of these feedstocks, using a combination of monthly spot and quarterly contract prices. Accordingly, Europe's feedstock costs in 2001 increased by $34 million through an inter-segment billing from the U. S. for the respective difference between the contract and prevailing market prices on selected feedstocks.

  Operating Expenses

Operating expenses decreased by $14 million, or 8.4%, to $152 million. The decrease was largely a result of lower maintenance costs and additional savings on other operational services in connection with several agreements negotiated with Shell or others that were not in place for the entire year of 2000.

  Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $6 million, or 11.1%, to $60 million. The increase was primarily a result of normal administrative and management costs related to the formation of an independent entity, which exceeds the historical allocations in the prior year.

  Depreciation and Amortization

Depreciation and amortization remained unchanged at $34 million.

  Research and Development Expenses

Research and development costs decreased by $1 million, or 3.8%, to $25 million. The decrease was primarily due to staff reductions from the cost savings plan announced in early 2001.

Special Charges

Special charges decreased by $34 million to $15 million. Transition costs in 2001 consisted of $3 million for severance costs and $12 million for exit and relocation costs related to the cost restructuring program compared to $18 million of exit and relocation costs in 2000. The prior year also included $31 million of costs related to the recapitalization transaction. The Company previously announced a restructuring program which covers the relocation or termination of employees, closing of foreign offices, and cancellation of service level agreements and certain other agreements in place prior to the Transaction. As a result of the restructuring program, 35 employees were terminated in 2001. The $3 million accrual for severance costs represents payments to be made over time for employee terminations during the year. In addition, seven foreign locations were targeted in 2001 and were in the process of being closed at year end. The remaining accrued liability for severance and exit/relocation costs was $3 million at December 31, 2001. We expect to complete the restructuring program during 2002.

  Operating Income

Operating income increased by $53 million to $94 million. The increase was primarily due to the decrease in purchase and variable product costs, special charges and operating expenses, partially offset by decreased revenues.

  Income from Equity Investment

Income from equity investment decreased by $3 million to $0 million. The decrease was due to lower earnings recognized from our 50% equity joint venture, Japan Epoxy Resins.

  Interest Expense, Net

Interest expense, net, increased by $59 million primarily due to the increase in long-term debt in connection with the recapitalization transaction on November 14, 2000.

  Income Before Income Taxes

Income before income taxes decreased by $9 million, or 25.7%, to $26 million. The decrease was due to increased interest expense, net, partially offset by increased operating income.

  Income Tax Expense

Income tax expense decreased by $5 million, or 31.3%, to $11 million. The decrease was primarily related to the decreased taxable income.

  Net Income

Net income decreased by $4 million, or 21.1%, to $15 million. The decrease was due to decreased income before income taxes, partially offset by decreased income tax expense.

  Consolidated EBITDA

Consolidated EBITDA increased $16 million, or 12.6%, to $143 million. The increase was primarily due to the decreases in purchase and variable product costs and operating expenses, partially offset by decreased revenue and, increased selling, general and administrative expenses. During the year ended December 31, 2001, we implemented the previously mentioned cost savings plan with an expected annualize cost savings of $7 million. To achieve these cost savings, we incurred additional one-time costs of approximately $3 million in 2001 that are not reflected in these cost savings. We realized $4 million of these cost savings and we would have achieved an additional $3 million of cost savings if these programs had been in effect at the beginning of 2001. Including the full annualized benefit of the cost savings plan, adjusted Consolidated EBITDA would have been $146 million.

This financial information is being presented because it is an important measure that (i) management uses to analyze the business, (ii) is used in the calculation of the covenants under the indenture and the credit facility, and (iii) is relevant to the bondholders and lenders to analyze our financial performance. This financial information should not be construed as being more important than the GAAP financial data included in this report.

Comparison of 2000 results to 1999

  Revenues

Total 2000 revenues increased by $7 million to $949 million, or 0.7%, over total 1999 revenues. Sales volumes improved 3% with resins volume growing 4% and versatics and BPA volumes unchanged. Resins volumes improved due to increased economic activity in Asia Pacific and Europe as sales in both regions improved.

Product prices in 2000 were lower for both resins and versatics, and were improved for BPA. Resins prices fell 5% while versatics prices declined 10%. Resins prices were impacted by a 17% decline in the Euro and a challenging competitive environment, especially during the first half of 2000. Resins product prices in the U.S. during the first half of 2000 were lower compared to the same period in 1999 as we responded to the competitive market pricing. Resins prices in the U.S. began increasing during the latter half of 2000. European resins prices increased throughout 2000 in local currency. However, the weakening Euro negated most of these gains when converted to the U.S. dollar, resulting in a year-to-year decline of 9%. Versatics prices were also adversely impacted by the weakening Euro. Versatics, which generates the majority of its revenue in Europe, implemented price gains for the majority of the product line in Europe. However, when converted to the U.S. dollar, prices were 10% lower. BPA prices increased 16% compared to 1999. The price increase was largely a result of increases in underlying crude oil prices, upon which many of our customers' price formulae are based. We believe that there were no significant fluctuations in our market shares in 2000 compared to 1999.

Purchases and Variable Product Costs

Purchases and variable product costs increased by $69 million, or 14%, to $579 million. This increase was largely driven by the prices for feedstocks which were much higher in 2000 due to the increasing price of crude oil and related petrochemical products. Price increases for key raw materials ranged from 21% to 46% compared to 1999 levels in the United States and 9% to 55% in Europe. As a percentage of revenue, purchases and variable product costs increased 7%, primarily as a result of proportionately higher cost of raw materials. Historically, we have been able to pass through increases in our raw material costs to our customers. However, the increase in revenues from higher selling prices typically lags behind the increases in our raw material costs.

In connection with the recapitalization transactions, several new feedstock contracts were implemented. If these new contracts had been in place during all of 2000 and 1999, raw material costs would have been reduced by approximately $29 million and $26 million, respectively.

  Operating Expenses

Operating expenses decreased by $16 million, or 9%, to $166 million. In 2000, costs were lower by $7 million due to reduced maintenance turnaround activity as compared with 1999 which included extensive maintenance turnarounds at Deer Park, Norco and Pernis. Costs were also reduced as a result of the shutdown of the Durban facility, which incurred costs in early 1999, and the strong U.S. dollar also reduced operating expenses incurred in Europe when translated to the U.S. dollar.

  Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $5 million, or 8%, to $54 million. Cost improvement initiatives and lower staffing levels as the business has transitioned to independent status, as well as a reduction in charges previously allocated to the business as a unit of Shell, led to the decline.

On a pro forma basis, selling, general and administrative expenses, which reflect the costs required to operate the business as an independent entity, declined from $63 million in 1999 to $62 million in 2000.

  Depreciation and Amortization

Depreciation and amortization remained unchanged at $34 million.

  Research and Development Expenses

Research and development costs decreased by $5 million to $26 million. The decrease was primarily due to continued rationalization of research and development spending and more efficient expenditure of engineering support and externally executed research and development.

Special Charges

Special charges increased by $43 million to $49 million. Transition costs are non-recurring expenses incurred outside the ordinary course of business and relate to the activities required to establish RPP LLC as an independent company. Transition costs were $18 million in 2000, the majority of which related to activities required to become an independent entity including organizational design, recruiting, establishment of fit for purpose work processes, information service fees as well as establishment of a new brand.

Transaction costs of $31 million were expensed in 2000. These costs were for transaction due diligence and financing activities associated with the sale and recapitalization, including approximately $21 million in legal fees and other due diligence fees, and $10 million in financial services and advice.

Severance costs were $0 million and $6 million in 2000 and 1999, respectively.

  Operating Income

Operating income decreased by $79 million, or 66%, to $41 million. The decrease was primarily due to the increases in purchases and variable product costs and operating expenses.

  Income from Equity Investment

Income from equity investment changed insignificantly.

  Interest Expense, Net

Interest expense, net increased by $9 million primarily due to the increase in long term debt resulting from the recapitalization transactions, which included a leveraged buy out recapitalization. No debt was outstanding in 1999.

  Income Before Income Taxes

Income before taxes decreased by $87 million, or 71%, to $35 million due to the decrease in operating income and increased interest expense, net.

  Income Tax Expense

Income tax expense decreased by $29 million, or 64%, to $16 million.

  Net Income

Net income for 2000 was $19 million, which was down 75% from $77 million for 1999. The decrease was due to decreased income before income taxes, partially offset by decreased income tax expense.

Liquidity and Capital Resources

Prior to the consummation of the recapitalization transactions, we financed our operations through net cash provided by operating activities and contributions and advances from Shell. We also had participated in Shell's centralized treasury management system whereby all of our cash receipts were remitted to Shell and all of our cash disbursements were paid by Shell. While we were owned by Shell, we did not incur any long-term debt to fund our operations.

After the consummation of the recapitalization transactions, we established our own centralized treasury management system. Instead of making distributions of our excess operating cash flow to Shell as done previously, we retain all of our operating cash flow to finance the working capital and other needs of our business. During the year ended December 31, 2001, our operating cash flow was more than our working capital needs, and we used this excess cash to make voluntary principal payments totaling $69.1 million that reduced the amount of long-term debt outstanding under the credit agreement. We expect to continue to finance our operations through net cash provided by operating activities, existing cash on hand and borrowings under our revolving credit facility. As a result of the high level of debt incurred as part of the recapitalization transactions and the global economic downturn, we will have to continue to generate significant cash flows to meet our current debt service requirements. For a discussion of factors affecting our operating cash flows, see "Outlook for 2002" below.

In November 2000, RPP LLC and RPP Capital issued $200 million aggregate principal amount of 13 1/2% Senior Subordinated Notes due 2010 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. These notes were issued to bondholders at a discount of $3 million, and accordingly, we received gross proceeds of $197 million from the offering of these notes. In May 2001, RPP LLC and RPP Capital registered an identical series of notes with the Securities and Exchange Commission and completed an exchange of all of the unregistered $200 million of notes for the existing registered notes. On November 14, 2001, RPP LLC and RPP Capital issued $75 million of 13 1/2% aggregate principal amount of unregistered notes in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. The notes were issued to the bondholders at a premium of $5.1 million, plus accrued interest from May 15, 2001 and accordingly, we received gross proceeds of $85.1 million from the offering of the notes. In January 2002, RPP LLC and RPP Capital registered an identical series of notes with the Commission and subsequently completed an exchange of all of the $75 million of unregistered notes for the existing registered notes. The $75 million and the $200 million of existing registered notes will be treated as a single class of securities under the indenture. The notes may be redeemed in whole at any time or in part from time to time, on and after November 15, 2005, at certain redemption prices.

The notes are senior subordinated unsecured obligations ranking junior in right of payment to all of our existing and future senior debt and all liabilities of our subsidiaries that do not guarantee the notes. The indenture governing the notes imposes certain restrictions on us, including, among others, restrictions on our ability to incur indebtedness, pay dividends, make investments, create liens, sell our assets and enter into transactions with our affiliates. The net proceeds from the issuance of the $200 million of existing registered notes were used to finance in part the recapitalization and related transaction costs and expenses. The net proceeds from the issuance of the $75 million were used to repay borrowings under the credit agreement. Interest on the notes is payable semi-annually in cash on each May 15 and November 15, which began May 15, 2001 and the notes mature on November 15, 2010.

On November 14, 2000, RPP Inc., RPP LLC, RPP Capital and Resolution Nederland B.V. entered into a $600 million credit agreement with a syndicate of financial institutions. The credit agreement provides for a six-year euro equivalent $100 million (at issuance) A Euro Term Loan ("term loan A") and an eight-year $350 million B Term Loan ("term loan B"). Each term loan was fully funded on November 14, 2000 and used to finance the recapitalization transactions, including certain related costs and expenses. In addition, the credit agreement provides for a six-year $150 million revolving credit facility, to be used for, among other things, working capital and general corporate purposes of ours and our subsidiaries, including without limitation, certain permitted acquisitions. The revolving credit facility also includes a sub-limit for letters of credit in an amount not to exceed $50 million. At December 31, 2001, we had $72 million outstanding under the term loan A, $225 million outstanding under the term loan B, and no borrowings outstanding under the revolving credit facility. This resulted in a borrowing capacity of $148 million. During 2001, we borrowed $252 million and made payments of $353 million that includes voluntary payments of $69.1 million under the credit agreement.

The credit agreement is secured by substantially all current and future assets of RPP LLC, including a pledge of 100% of the stock of our domestic subsidiaries and 66 2/3% of the stock of our foreign subsidiaries. Our borrowings and those of our subsidiaries under the credit agreement are guaranteed by RPP Inc. and borrowings by our indirect subsidiary, Resolution Nederland B.V., are also guaranteed by us. The credit agreement limits the payment of certain dividends. The credit agreement requires us to maintain certain minimum financial covenants including a minimum interest coverage ratio and a maximum total leverage ratio. On November 6, 2001, we entered into an amendment to the credit agreement, which, among other things, permitted us to issue the $75 million notes so long as we prepaid the term loans with the proceeds therefrom. In addition, we amended our financial covenants regarding consolidated interest coverage and adjusted total leverage. As of December 31, 2001, we were in compliance with each of our financial covenants under the credit agreement. In addition, the credit agreement is not subject to a borrowing base limit on availability. Payment of borrowings under the credit agreement may be accelerated if an event of default occurs. Events of default under the credit agreement include our failure to pay principal or interest when due, a material breach of any representation or warranty, covenant defaults, events of bankruptcy and a change of control.

While the effective interest rate on the notes is higher than that of the related senior debt that was retired from the proceeds therefrom, as a result of the offering of the notes, we realized greater flexibility in our debt structure along with an easing of certain covenants through an amendment to the credit agreement with our senior debt holders relating to the consolidated interest coverage and adjusted total leverage.

Borrowings that are maintained as dollar term loans or loans under the revolving credit facility denominated in dollars, accrue interest at either Citibank's prime lending base rate or the eurodollar rate plus, in each case, a margin ranging from 1.25% to 3.75%, which margin is dependent upon our leverage, as determined on a quarterly basis. Interest rates on the borrowings maintained as euro term loans or loans under the revolving credit facility denominated in euros, accrue interest at the euro rate a margin ranging from 2.25% to 3.0% depending our leverage, as determined on a quarterly basis.

Interest period elections generally range from one to six months, or to the extent available, nine or twelve months for eurodollar and euro rate loans. With respect to eurodollar loans and euro rate loans, interest is payable at the end of each interest period or, for interest periods longer than three months, at least every three months. During the year ended December 31, 2001, we entered into interest rate swap agreements related to the term loan B for notional amounts of $50 million, $75 million, $100 million, $25 million and $50 million. The interest rate swap agreements fix the LIBOR portion of our interest rates at 5.41%, 5.25%, 5.41%, 4.61% and 4.39%, respectively.

With respect to base rate loans, interest is payable quarterly on the last business day of each fiscal quarter, when the loan is converted to a euro rate loan or it is repaid. Calculation of all interest expense is based on the actual number of days elapsed in a year comprising 360 days. For each drawn letter of credit, we are required to pay a per annum fee equal to the spread over the eurodollar rate for the revolving credit facility, a fronting fee equal to 1/4% of

1% on the aggregate daily stated amount of each letter of credit, plus administrative charges. Additionally, we will pay a commitment fee ranging from 0.375% to 0.500% per annum, depending on our leverage ratio, which commitment fee is payable quarterly on the unused available portion of the revolving credit facility.

Term loan A under the credit agreement required quarterly principal reductions that began on March 31, 2001 and continuing through November 14, 2006. As a result of prepayments, no further mandatory payments are required until September 2004. As a result of the prepayments made on the term loan B, quarterly principal reductions are no longer required. The next scheduled principal payment related to term loan B is $225 million on November 14, 2008. Also, we may be required to make mandatory additional principal reductions under the credit agreement if we have excess cash flow or if we sell assets, issue additional debt, issue preferred or common equity or receive insurance proceeds.

During 2001, we entered into five to seven year leases for equipment at an aggregate annual rental of $0.3 million. The equipment has been capitalized at its fair market value of $1.2 million, which approximates the present value of the minimum lease payments. We will continue to review capital leases as alternate sources of financing with favorable interest rates as opportunities arise.

For the year ended December 31, 2001, we generated net cash provided by operating activities of $95 million, used cash in investing activities of $23 million and used cash in financing activities of $85 million. Investing activities primarily consisted of expenditures for property, plant and equipment. In connection with the financing activities, we received a Capital Contribution related to a purchase price adjustment per the recapitalization transaction in the amount of $19 million in the year ended December 31, 2001. For the year ended December 31, 2000, we generated net cash provided by operating activities of $126 million, used cash in investing activities of $17 million and used cash in financing activities of $90 million, primarily due to the recapitalization transactions. For the year ended December 31, 1999, we generated net cash provided by operating activities of $134 million, used cash in investing activities of $103 million and used cash in financing activities of $31 million.

Expenditures for property, plant and equipment totaled $24 million, $18 million and $105 million for the years ending December 31, 2001, 2000 and 1999, respectively. Of the $24 million in 2001, $9 million was related to maintenance, $3 million for mandatory environmental projects and $12 million was for projects related to growth and improved profitability, primarily related to an investment in our versatics business to improve the quality of these manufacturing assets. In addition, in January 2001 we spent $1 million in connection with the purchase of Shell Epoxy Resins France SAS. The increase in capital expenditures for 1999 was related to a repurchase of equipment held under a synthetic lease totaling $71 million.

Because we have an established infrastructure in place, our capital expenditures are generally not for the building of new plants but for their maintenance, mandatory environmental projects, occasional incremental expansion or cost reduction/efficiency improvement where justified by the expected return on investment. Capital expenditures for maintenance have historically been relatively low at $9 million to $16 million per year, and we expect this to continue for the next three to five years.

During the latter part of 2001, a comprehensive information technology project was approved and initiated, and will encompass new globally integrated software, hardware, networks and phone systems that will support our business at a higher level. We estimate that the project will run through the end of 2002 and will cost approximately $35 to $38 million. In addition, we estimate $21 million of exit costs will be incurred in 2002 to transition from Shell's IT systems and other outsourced accounting and informational systems. Of the $35 to $38 million, certain costs will be capitalized and the remainder will be expensed to special charges depending upon various factors such as the type of financing arrangement, the phase of the project, and nature of the costs. As of December 31, 2001, we incurred approximately $5 million related to this project of which $4 million was capitalized and $1 million expensed.

The Company does not have any arrangements or relationships with unconsolidated entities or special purpose entities. Related party transactions are limited to those described in Note 3 of the consolidated and combined financial statements. Off-balance sheet arrangements are limited to operating leases described in Note 12 of the consolidated and combined financial statements. The following is a summary of the Company's contractual obligations as of December 31, 2001 (in millions):

Contractual Obligation	2002	2003	2004	2005	Thereafter	Total
Long-term debt	$ --	$--	$ 1.0	$3.0	$571.0	$575.0
Interest rate swap obligation	1.9	5.4	--	--	--	7.3
Capital lease obligation	0.3	0.3	0.3	0.3	--	1.2
Other contractual obligations*	134.0	90.4	39.3	21.3	77.2	362.2
Operating leases	6.0	6.0	5.0	5.0	4.0	26.0
Total	$ 142.2	$ 102.1	$ 45.6	$ 29.6	$ 652.2	$ 971.7

________

* Other contractual obligations are comprised of the fixed or minimum amounts of goods and/or services under long-term contracts and assumes that certain contracts are terminated in accordance with their terms after giving the requisite notice which is generally two to three years for most of these contracts; however, under certain circumstances, some of these minimum commitment term periods could be further reduced which would significantly decrease these contractual obligations.

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

Outlook for 2002

While we expect to see continued soft demand and weakening of our prices during the global recession, volumes are expected to rebound when a global recovery takes hold. In the interim, we expect to continue to benefit from declining raw material costs. While the global economy is in recession, we expect to continue to experience softness in both product demand and prices. There can be no assurances that (a) this trend will not continue beyond 2002, (b) we will be able to realize margins we have historically achieved as feedstock costs decline or (c) our feedstock costs will not rise faster than our product prices and reduce our margins. Management targets have been set to improve our balance sheet and cash flows by (1) reducing costs by an additional $30 million per year to be in effect by the end of 2002 and (2) adding incremental cash generation this year of $20 million through continued aggressive asset management. We can not provide assurance that these targets can be achieved.

Environmental, Health and Safety

Our business is subject to various federal, state, local and foreign laws and regulations which govern environmental health and safety ("EHS') related matters. Compliance with these laws and regulations requires substantial continuing financial commitments and planning. Moreover, the laws and regulations directly affect how we operate our business. The financial commitments consist of environmental costs for normal day to day operations, voluntary and mandatory matters as well as remediation issues. For a more detailed discussion of the impact of such matters on our business, see "Business Environmental/Occupational Health and Safety Matters."

As of December 31, 2001, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. We would accrue for an environmental remediation liability when a liability is considered probable and the costs are reasonably estimatable.

We have determined that an environmental remediation liability is not needed since we are not aware of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the recapitalization transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. For incidents occuring after the closing date, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

As mentioned above, the Company has substantial continuing financial commitments for compliance with environmental matters. During 2001, the Company expended a total of $3 million in related mandatory EHS capital projects. Also during 2001, the Company expensed approximately $1 million of EHS costs not reimbursed by Shell. We expect a similar operating environmental commitment to continue in future years, however, the level of financial commitment may increase if the environmental laws and regulations become more stringent. Our current projection for 2002 capital expenditures on EHS mandatory capital projects is approximately $20 million of which $13 million is estimated to be recovered from Shell. Our current projection for 2003 expenditures on EHS mandatory capital projects is approximately $3 million of which $1 million is estimated to be recovered from Shell.

Research and Development

Our research and development activities are aimed at developing and enhancing products, processes, applications and technologies on a global basis. We emphasize a customer driven, "systems and solutions" approach in discovering new applications and processes and providing customer service through our technical staff. We also focus on on-going improvement of plant yields, fixed costs and capacity. Our research and development expenditures were $25 million, $26 million and $31 million for the years ended December 31, 2001, 2000 and 1999, respectively. In order to continue to find alternate applications for our products and to continue to seek for efficiencies in our manufacturing efforts, we expect to spend similar amounts in the future on product development and process development over the next few years.

Effects of Currency Fluctuations

We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our audited consolidated and combined financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with euro-related currencies also being significant. For the year ended December 31, 2001, 49% of our total revenues and 54% of our total expenses were from companies incorporated outside the United States. For the year ended December 31, 2000, 45% of our total revenues and 43% of our total expenses were from companies incorporated outside the United States. A substantial amount of assets and liabilities outside the United States are denominated in the Euro and the Dutch Guilder prior to 2001. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the Euro relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on euro-denominated debt, including certain borrowings under the credit agreement, and U.S. dollar denominated debt, including the notes and certain borrowings under the credit agreement.

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

Recent Accounting Pronouncements

Commencing January 1, 2001, we adopted SFAS 133 (Accounting for Derivative Instruments and Hedging Activities). SFAS 133, as amended by SFAS 138, requires that derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of derivative and the effectiveness of the hedge. We do not enter into derivative instruments for trading purposes; however, interest rate swaps were entered into during 2001 in connection with our credit agreement. We use interest rate swaps to protect against interest rate fluctuation by fixing the variable portion of interest rates in our credit facility. By using the interest rate swaps to hedge interest rate cash flows, we expose ourselves to market risk; however, market risk is managed through the setting and monitoring of parameters that limit the types and degree of market risk which are acceptable.

As mentioned above, we entered into interest rate swap agreements related to the term loan B for notional amounts of $50 million, $75 million, and $100 million, $25 million and $50 million that fix the LIBOR portion of our interest rates at 5.41%, 5.25%, 5.41%, 4.61% and 4.39%, respectively. The remaining duration of the interest rate swap agreements range from 2 months to 14 months. The consolidated statement of income for the year ended December 31, 2001 includes interest expense at the fixed rates stated above. We did not hedge interest rate cash flows in the prior year period. For the year ended December 31, 2001, we have recognized a net $7 million charge in comprehensive income relating to SFAS 133. This charge was due to the change in the fair market value of our interest rate swaps as a result of declining interest rates.

In July 2001, the FASB issued SFAS 142 (Goodwill and Other Intangible Assets). This statement requires that goodwill no longer be amortized but should be tested for impairment at least on an annual basis. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of). Intangible assets with an indefinite useful life can no longer be amortized. SFAS No. 142 is effective for fiscal year beginning after December 15, 2001, however, it does apply to any goodwill acquired in a business combination completed after June 30, 2001. Based upon our review to date of SFAS 142, we do not believe that any changes will be required in our current practices or procedures. We do not have any goodwill and other intangible assets consist of patents with a net book value of $1 million at December 31, 2001. Our adoption of SFAS 142 on January 1, 2002 did not have a material impact on consolidated results of operations, cash flows or financial position of the Company.

In August 2001, the FASB issued SFAS 143 (Accounting for Obligations associated with the Retirement of Long-Lived Assets). This statement requires the following: (a) an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value, (b) an entity recognize subsequent changes in the liability that result from the passage of time and revisions in either the timing or amount of estimated cash flows, and (c) upon initially recognizing a liability for an asset retirement obligation, an entity capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The planned adoption of SFAS 143 on January 1, 2003 is not expected to have a material impact on consolidated results of operations, cash flows or financial position of the Company.

In October 2001, the FASB issued SFAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The requirements of this statement provide that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The scope of discontinued operations will be expanded to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We do not typically dispose of significant assets that are used in the manufacturing operations and assets that are normally disposed of have a minimal net book value. Our adoption of SFAS 144 on January 1, 2002 did not have a material impact on consolidated results of operations, cash flows or financial position of the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged in manufacturing and marketing resins in the U.S. and internationally. As a result, we are exposed to certain market risks which include financial instruments such as foreign currency, short-term investments, trade receivables, and long-term debt. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate our exposure to such changes. The notes to our audited consolidated and combined financial statements provide a description of our accounting policies and other information related to these financial instruments. We do not engage in speculative transactions or trading activities and typically do not engage in hedging activities, except for the interest rate swaps which were put in place during 2001 in connection with our credit agreement.

A substantial amount of assets and liabilities outside the U.S. are denominated in Euros and Dutch Guilders prior to 2001. The exchange rate of the U. S. dollar to the Euro is 1.13 at December 31, 2001. We may utilize forward exchange contracts to hedge foreign currency transaction exposures, however, during 2001 we did not enter into any forward exchange contracts.

We place our short-term investments, which generally have a term of less than 90 days, with high quality financial institutions. We also limit the amount of credit exposure to any one institution, and have investment guidelines concerning diversification and maturities designed to maintain safety and liquidity. Due to the short-term nature of these instruments, their carrying value approximates market value. Management does not believe that a decrease of 1.0% from 2001 average investment rates would be material during 2002.

Management evaluates the creditworthiness of our customers and monitors accounts on a regular basis, but typically does not require collateral. Our trade receivables are primarily denominated in U.S. dollars and Euros. In addition, trade receivables are generally due within 30 to 60 days and are collected in a timely manner. Historically bad debts have not been material and have been within management's expectations. Management believes timely collection of trade receivables minimizes associated credit risk.

As of December 31, 2001, our outstanding long-term debt consisted of the existing notes and a credit facility that includes a term loan A denominated in Euros and a term loan B denominated in U.S. dollars. The existing notes, which mature in 2010, totaled $278 million and bear interest at a fixed rate of 13 1/2%. As of December 31, 2001, their fair value was estimated to be $304 million. At the same date, the term loan A, term loan B and revolver loans totaled $72 million, $225 million and $0 million, respectively, and approximated their fair value. Borrowings that are denominated in the U.S. dollar bear interest at either Citibank's prime lending rate or the eurodollar rate (Libor) plus, in each case, a margin ranging from 1.25% to 3.75%, depending upon our leverage, as determined quarterly. Borrowings that are denominated in euros bear interest at the euro rate (Euribor) plus a margin ranging from 2.25% to 3.0% depending on our leverage, as determined quarterly. We periodically review various alternatives to protect long-term debt against interest rate fluctuations. As indicated above, during 2001, we entered into interest rate swaps related to the term loan B for notional principal amounts of $50 million, $75 million, $100 million, $25 million and $50 million that fix the interest rates at 5.41%, 5.25%, 5.41%, 4.61% and 4.39%, respectively. At December 31, 2001, there were no amounts outstanding under the credit agreement that were subject to variable interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of January 1, 2002 with respect to the members of our Board of Managers and our executive officers, who also hold the same positions with our parent RPP Inc.

Name	Age	Position
Marvin O. Schlanger	53	Chairman and Chief Executive Officer
Jeffrey M. Nodland	46	President and Chief Operating Officer
J. Travis Spoede	50	Executive Vice President, Chief Financial Officer and Secretary
James H. Melloan, Jr.	58	Vice President, Americas
Wouter W. Jongepier	39	Vice President, Europe and Africa
Dany Subrata	38	Vice President, Asia Pacific and the Middle East
Abraham van Mannekes	55	Vice President, Global Operations
Mark S. Antonvich	41	Vice President and General Counsel
Hanna M. Lukosavich	45	Vice President and Chief Information Officer
Daniel A. Mariano	58	Vice President, Supply Chain
Dennis F. White	50	Vice President, Human Resources
Laurence M. Berg	35	Director
Peter P. Copses	43	Director
Joshua J. Harris	36	Director
Scott M. Kleinman	28	Director
Joel A. Asen	50	Director
Heinn F. Tomfohrde, III	68	Director

Marvin O. Schlanger became Chairman of the Board of Managers of RPP LLC on November 14, 2000. Mr. Schlanger was appointed Chairman and Chief Executive Officer of RPP Capital on March 2, 2001 and served as President of RPP LLC and RPP Capital until July 2001. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, L.L.C., which provides management services and capital to the chemical and allied industries. From 1999 to 2000, he also served as interim president of OneChem, Ltd. From 1975 to October 1998, Mr. Schlanger held various positions with ARCO Chemical Company, serving most recently as President and Chief Executive Officer from May 1998 to October 1998 and as Executive Vice President and Chief Operating Officer from 1994 to May 1998. Mr. Schlanger is also a director of RPP Capital, UGI Corporation, OneChem, Ltd. and Wellman, Inc.

Jeffrey M. Nodland became President and Chief Operating Officer of RPP LLC and RPP Capital in July 2001. Prior thereto since 2000, Mr. Nodland was Vice President and General Manager, Coatings, Ink, Textiles and Composites for Eastman Chemical Company. From 1994 to 2000, Mr. Nodland held various positions with McWhorter Technologies, Inc. serving most recently as President and Chief Executive Officer. Prior thereto since 1977, Mr. Nodland held various positions at Valspar Corporation, serving most recently as President of the McWhorter division.

J. Travis Spoede became Executive Vice President, Chief Financial Officer and Secretary of RPP LLC and RPP Capital in March 2001. Prior thereto since 1974, Mr. Spoede held various positions with Union Carbide Corporation, serving most recently as Director of Strategic Development, Joint Ventures from 1999 to 2001 and as Chief Financial Officer of EQUATE Petrochemical Company, a joint venture between Union Carbide Corporation and Petrochemical Industries Company of Kuwait, from 1994 to 1999.

James H. Melloan, Jr. became Vice President, Americas of RPP LLC and RPP Capital on November 14, 2000 and prior thereto had been the Business Manager of the Americas of Shell's Resins/Versatics Products business since January 1998. Mr. Melloan joined Shell in 1993 and previously served as Marketing Director of Epoxy Resins Formulators for ten years and a Business Director for Celanese for five years.

Wouter W. Jongepier became Vice President, Europe and Africa of RPP LLC and RPP Capital on November 14, 2000 and prior thereto had been the Sales Director of the European and African operations of Shell's

Resins/Versatics Products business since 1999. Mr. Jongepier joined Shell in 1988 and has served in roles varying from researcher in Belgium, specialties plant manager in Pernis, and market development manager in the southern part of Europe.

Dany Subrata became Vice President, Asia Pacific and the Middle East of RPP LLC and RPP Capital on November 14, 2000 and prior thereto had been the Business Manager for Asia Pacific--Middle East of Shell's Resins/Versatics Products business since late 1997. Mr. Subrata joined Shell in 1988 after a brief career in manufacturing at P&G. In 1992, Mr. Subrata was assigned to a Resins/Versatics Products business co-ordination and planning position in Shell Centre, London. He was appointed Chemicals Manager--Indonesia and Business Manager--Resins/Versatic Products for South East Asia and Oceania upon his return to Asia in 1995.

Abraham van Mannekes became Vice President, Global Operations of RPP LLC and RPP Capital on November 14, 2000 and prior thereto had been the Manager of Operations of Shell's Resins/Versatics Products business since August 1999. Prior to becoming Manager of Operations, Mr. van Mannekes served as a Director of Shell's Research and Technology Centre in Amsterdam. Mr. van Mannekes spent fifteen years, from 1972 to 1987, with Shell in polymer process development, design and plan operations and in strategic planning, followed by seven years in operations management at manufacturing sites in The Netherlands. Mr. van Mannekes has held managerial positions in South Africa, The Netherlands and Singapore.

Mark S. Antonvich became Vice President and General Counsel of RPP LLC in May 2001 and prior thereto had been Senior Counsel for Enron Global Exploration & Production Inc. since 2000 providing advice on international acquisitions and investments. From 1995 to 2000, Mr. Antonvich represented BHP Minerals in Tucson, Arizona and Houston, Texas, most recently serving as Senior Corporate Counsel, advising those companies on international mineral acquisitions, divestments and on commercial and administrative manners in connection with copper mining activities, smelting, refining and sales. From 1987 to 1995, he was in private practice in Washington D. C.

Hanna M. Lukosavich became Vice President and Chief Information Officer of RPP LLC and RPP Capital in March 2001. From 1983 to 2000, Ms. Lukosavich held various positions with Mannesmann Pipe & Steel Corporation, including Director of Information Technology.

Daniel A. Mariano became Vice President, Supply Chain of RPP LLC in May 2001. From 1998 to 1999, Mr. Mariano served as Vice President of Supply Chain at Lyondell Chemical Company. From 1981 to 1984 and 1989 to 1998, Mr. Mariano was a Vice President in various roles at ARCO Chemical Company, most recently serving as Vice President of Supply Chain. From 1985 to 1988, Mr. Mariano worked at Horsehead Industries.

Dennis F. White became Vice President, Human Resources of RPP LLC on November 14, 2000. Prior thereto, Mr. White had been the Vice President of Human Resources of Shell's Resins/Versatics Products since late 1999. Mr. White had previously been Director of Employee Resources for Criterion Catalyst Company from 1989 to 1999, and prior to that had spent 16 years in various human resource position with Shell.

Laurence M. Berg became a director of RPP Inc. on November 14, 2000 and a member of the Board of Managers of RPP LLC on March 2, 2001. Mr. Berg is a partner in Apollo Management, L.P., where he has worked since 1992. Prior to that time, Mr. Berg was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Berg is also a director of Berlitz International, Continental Graphics Holdings, Inc. and Rent-A-Center, Inc.

Peter P. Copses became a director of RPP Inc. on November 14, 2000 and a member of the Board of Managers of RPP LLC on March 2, 2001. Mr. Copses is a partner in Apollo Management, L.P., where he has worked since 1990. From 1986 to 1990, Mr. Copses was initially an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin Jenrette Securities Corporation, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses is also a director of Rent-A-Center, Inc., Prandium, Inc., Zale Corporation and Compass Minerals Group, Inc.

Joshua J. Harris became a director of RPP Inc., a member of the Board of Managers of RPP LLC and a director of RPP Capital on November 14, 2000. Mr. Harris is a partner in Apollo Management, L.P. and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of RPP Capital, Breuners Home Furnishings Corporation, Clark Retail Enterprises, Inc., Florsheim Group Inc., NRT, Incorporated, Pacer International, Inc., Quality Distribution Inc and Compass Minerals Group, Inc.

Scott M. Kleinman became a director of RPP Inc., a member of the Board of Managers of RPP LLC and a director of RPP Capital on November 14, 2000. Mr. Kleinman is a principal of Apollo Management, L.P., where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division from July 1994 through January 1996. Mr. Kleinman is also a director of Encompass Services Corporation and Compass Minerals Group, Inc.

Joel A. Asen became a director of RPP Inc. on November 14, 2000 and a member of the Board of Managers of RPP LLC on March 2, 2001. Since May 1992, Mr. Asen has been President of Asen Advisory, which provides strategic and financial advisory services. He was Managing Director at Whitehead Sterling from 1991 to 1992, at Paine Webber, Inc. from 1990 to 1991 and at Drexel Burnham Lambert Incorporated from 1988 to 1990. From 1985 to 1988 he was a Senior Vice President at GAF Corporation. Prior to that time, Mr. Asen was a Manager of Business Development at GE and Manager of Marketing and Business Development at GECC. Mr Asen is also a director of Compass Minerals Group, Inc.

Heinn F. Tomfohrde, III became a director of RPP Inc. on November 14, 2000 and a member of the Board of Managers of RPP LLC on March 2, 2001. Mr. Tomfohrde has served the chemicals industry in a variety of leadership positions for 44 years. He served as President and Chief Operating Officer of International Specialty Products, Inc. and its predecessor company, GAF Chemicals Corp. from 1987 to 1993. Prior to that time, Mr. Tomfohrde spent 31 years with Union Carbide Corp., rising from positions in research and development and marketing to senior management, serving as President of Union Carbides Consumer and Industrial Products Group from 1983 to 1986. Mr. Tomfohrde, III is also a director of Compass Minerals Group, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Prior to the recapitalization, we were a wholly owned business of Shell operated by a management team comprised solely of Shell personnel. For the period prior to the closing of the transactions on November 14, 2000 our executive officers were compensated by Shell and for the period on and after November 14, 2000 were compensated by us. The following table sets forth information concerning the compensation of our Chairman and each of our other four most highly compensated executive officers (including former officers) for the years ended December 31, 2001, 2000 and 1999.

Summary Compensation Table

		Annual Compensation			All Other
Name and Principal Position	Year	Salary	Bonus		Compensation (2)
Marvin O. Schlanger	2001	$ 400,000	--		--
Chairman and Chief Executive Officer(3)	2000	50,000	--		--
	1999	--	--		--

J. Travis Spoede	2001	213,755	--		--
Executive Vice President and Chief Financial	2000	--	--		--
Officer and Secretary	1999	--	--		--

James H. Melloan, Jr.	2001	186,249	--		18,625
Vice President, Americas	2000	149,333	49,200	(1)	14,933
	1999	147,000	27,300	(1)	17,480

Abraham van Mannekes	2001	133,354	--		--
Vice President, Global Operations	2000	134,962	44,926	(1)	--
	1999	137,614	25,000	(1)	--

Hanna M. Lukosavich(4)	2001	137,196	20,400		--
Vice President and Chief Information Officer	2000	--	--		--
	1999	--	--		--

___________

(1)   Bonuses were paid pursuant to the Incentive Compensation Program. Awards were calculated on an annual basis according to business and individual performance based on a formula determined by Shell for 1999 and 2000. Bonuses were earned in the year reflected and paid in the subsequent year.

(2)   Consists of employer's contributions to a tax deferred savings fund.

(3)   Mr. Schlanger joined us on November 14, 2000 and his 2000 compensation is reported only for the period we employed him.

(4)   Hanna M. Lukosavich joined us on March 2001 and her 2001 compensation is reported only from her start date to year-end.

Option Grants in Last Fiscal Year

The following table lists the stock options granted to each of the officers named in the Summary Compensation Table above during the fiscal year 2001.

Individual Grants
		Percent Of			Realizable Value
		Total			At Assumed
	Number of	Options			Annual Rates of
	Securities	Granted to			Stock Price
	Underlying	Employees	Exercise		Appreciation for
	Options	In Fiscal	Price		Option Term (1)
Name	Granted (2)	Year	($/Sh)	Expiration Date	5%($)	10%($)

Marvin O. Schlanger	--	--	--	--	--	--

J. Travis Spoede	2,100	13.7%	$100.00	January 1, 2009	$100,265	$ 240,156

James H. Melloan, Jr.	--	--	--	--	--	--

Abraham van Mannekes	--	--	--	--	--	--

Hanna M. Lukosavich	1,200	7.8%	$100.00	March 19, 2009	57,294	137,232

___________

(1)   These amounts represent hypothetical gains that could be achieved for those options if exercised at the end of the option term, assuming that the fair market value of the common stock on the date of grant appreciates at 5% or 10% over the option term, and that the option is exercised and sold on the last day of the option term for the appreciated value. The assumed 5% and 10% rates of common stock value appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future value of the common stock of RPP, Inc. Actual gains, if any, on option exercises will depend upon the future performance of the common stock of RPP, Inc.

(2)   These options were granted under the 2000 Option Plan of our parent company RPP Inc. Generally, one third of these options vest ratably over five years, beginning with the first anniversary of the date of grant. Two-thirds of these options vest based on performance criteria and will be exercisable on November 14, 2008. Vesting accelerates upon a change of control.

The following table provides information as to the value of options held by each of the named executive officers at the end of fiscal year 2001. None of the named executive officers exercised any options during the last fiscal year.

Option Values as of December 31, 2001

	Number of Securities
	Underlying Unexercised		Value of Unexercised In-the Money Option at
	Option at December 31, 2001		December 31, 2001 (in thousands)
Name	Exercisable	Unexercisable	Exercisable (1)	Unexercisable(1)
Marvin O. Schlanger	800	20,200	$ 168	$ 4,242
J. Travis Spoede	--	2,100	--	441
James H. Melloan, Jr.	137	1,237	29	260
Abraham van Mannekes	80	1,120	17	235
Hanna M. Lukosavich	--	1,200	--	252

(1)   There is no established trading market for the stock of RPP Inc., but the Company has estimated its fair value at December 31, 2001 to be $310 per share. The estimated market value was calculated in-house using reasonable and customary methods for determining market values when there is no established trading market.

 2000 Option Plan

RPP Inc. has adopted a stock option plan, effective as of November 14, 2000, pursuant to shares of RPP Inc.'s common stock will be available for grant to employees of, consultants to, or directors of RPP Inc. or us. The option plan is administered by the board of directors of RPP Inc. or a compensation committee appointed from time to time by the board of directors. The right to grant options under the option plan will expire on November 14, 2010. Options granted under the plan are either nonqualified or incentive stock options.

Options are granted in amounts and at such times and to such eligible persons as determined by the board of directors of RPP Inc. or the compensation committee. As of December 31, 2001, RPP Inc. granted nonqualified options covering 59,232 shares, representing approximately 9.8% of its total common stock outstanding on a fully diluted basis. Options will vest in accordance with a schedule as determined by the board of directors of RPP Inc. or the compensation committee and this vesting schedule will be outlined in the optionee's option agreement. We generally expect options to vest as follows:

            (a)  One-third of the options will be time vesting options and will vest in equal increments over five years, ending on November 14, 2005. However, upon termination of a grantee's employment without cause or for good reason within six months following the sale of RPP Inc. for cash or any transaction in which RPP Holdings sells at least fifty percent of its shares of common stock of RPP Inc. acquired by it, all of the time vesting options allocated to such terminated employee shall vest immediately on such termination.

RPP Inc. has adopted a stock option plan, effective as of November 14, 2000, pursuant to shares of RPP Inc.'s common stock will be available for grant to employees of, consultants to, or directors of RPP Inc. or us. The option plan is administered by the board of directors of RPP Inc. or a compensation committee appointed from time to time by the board of directors. The right to grant options under the option plan will expire on November 14, 2010. Options granted under the plan are either nonqualified or incentive stock options.

Options are granted in amounts and at such times and to such eligible persons as determined by the board of directors of RPP Inc. or the compensation committee. As of December 31, 2001, RPP Inc. granted nonqualified options covering 59,232 shares, representing approximately 9.8% of its total common stock outstanding on a fully diluted basis. Options will vest in accordance with a schedule as determined by the board of directors of RPP Inc. or the compensation committee and this vesting schedule will be outlined in the optionee's option agreement. We generally expect options to vest as follows:

            (a)  One-third of the options will be time vesting options and will vest in equal increments over five years, ending on November 14, 2005. However, upon termination of a grantee's employment without cause or for good reason within six months following the sale of RPP Inc. for cash or any transaction in which RPP Holdings sells at least fifty percent of its shares of common stock of RPP Inc. acquired by it, all of the time vesting options allocated to such terminated employee shall vest immediately on such termination.

             (b)  Two-thirds of the options will be performance options and will vest on November 14, 2008. The amount vested will be based on the operating results achieved by the business. However, vesting of all or a portion of the performance options will be accelerated upon the consummation of a sale of RPP Inc. for cash, or any transaction in which Apollo sells at least fifty percent of shares of common stock of RPP Inc. acquired by it.

The vesting of options will occur only during an employee's term of employment. All unvested options will be forfeited upon a termination of employment.

The exercise price for the options will be determined by the board of directors of RPP Inc. or the compensation committee, with the exercise price initially being the same as the per share price being paid by RPP Holdings in the recapitalization. The options will expire on the thirtieth day immediately following the eighth anniversary of issuance.

Upon a termination of employment, RPP Inc. and RPP Holdings have repurchase rights. Upon a sale of RPP Inc. for cash or the occurrence of any transaction in which RPP Holdings sells at least 50% of the shares of common stock acquired by it, RPP Inc. also has repurchase rights. The repurchase rights generally include buying the vested options from the grantee within a specified period of time at the fair value calculated in-house using reasonable and customary methods for determining market values when there is no established trading market.

Employment Agreements

On November 14, 2000, we entered into an employment agreement with Marvin O. Schlanger to act as our Chairman of the Board. Mr. Schlanger receives an annual base salary of $400,000 per year, subject to any increase as determined by the compensation committee of the board of directors. In addition, Mr. Schlanger is entitled to receive an annual cash bonus based upon achievement of certain operating and/or financial goals, with an annual target bonus amount equal to seventy-five percent of Mr. Schlanger's then current annual base salary. On November 14, 2000, Mr. Schlanger also was granted options to purchase 21,000 shares of RPP Inc.'s common stock under the RPP Inc. stock option plan. Mr. Schlanger will be entitled to participate in our benefit plans.

The term of Mr. Schlanger's employment agreement is initially three years, with automatic extensions for additional two year periods if neither party gives notice that the term will not be so extended. We may terminate Mr. Schlanger's employment at any time and for any reason and Mr. Schlanger may resign at any time and for any reason. Under his employment agreement, Mr. Schlanger has also agreed to non-competition provisions. In consideration of this non-competition agreement, we have agreed to make payments to Mr. Schlanger following the termination of his employment. If we terminate Mr. Schlanger's employment without cause or Mr. Schlanger resigns for good reason (including any material diminution of his duties), Mr. Schlanger will be entitled to receive (1) earned but unpaid amounts under our salary or benefit plans or programs and (2) his current base salary for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and November 14, 2003. If any such payments constitute a "parachute payment," as defined in Section 280G of the Internal Revenue Code of 1986, as amended, then the total amount of payments or benefits payable to Mr. Schlanger will be reduced to the largest amount such that the provisions of 280G of the Code relating to "excess parachute payments" shall no longer be applicable. However, in the event Mr. Schlanger is terminated for cause or resigns without good reason, we will not be obligated to make those payments.

On July 16, 2001, we entered into an employment agreement with Jeffrey M. Nodland to act as our President and Chief Operating Officer. Mr. Nodland receives an annual base salary of $250,000 per year, subject to any increase as determined by the Board or its compensation committee. In addition, Mr. Nodland is entitled to receive an annual cash bonus based upon achievement of certain operating and/or financial goals, with an annual target bonus amount equal to fifty percent of Mr. Nodland's then-current annual base salary. On August 10, 2001, Mr. Nodland also was granted options effective as of July 16, 2001 to purchase 5,100 shares of RPP Inc.'s common stock under the RPP Inc. stock option plan. Mr. Nodland is entitled to participate in our benefit plans.

The term of Mr. Nodland's employment agreement is initially three years, with automatic extensions for additional one year periods if neither party gives notice that the term will not be so extended. We may terminate Mr. Nodland's employment at any time and for any reason and Mr. Nodland may resign at any time and for any reason. Under his employment agreement, Mr. Nodland has also agreed to non-competition provisions. In consideration of this non-competition agreement, we have agreed to make payments to Mr. Nodland following the termination of his employment. If we terminate Mr. Nodland's employment without cause or Mr. Nodland resigns for good reason (including any material diminution of his duties), Mr. Nodland will be entitled to receive (1) earned but unpaid amounts under our salary or benefit plans or programs and (2) his current base salary for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and July 16, 2003. If any such payments constitute a "parachute payment," as defined in Section 280G of the Internal Revenue Code of 1986, as amended, then the total amount of payments or benefits payable to Mr. Nodland will be reduced to the largest amount such that the provisions of 280G of the Code relating to "excess parachute payments" shall no longer be applicable. However, in the event Mr. Nodland is terminated for cause or resigns without good reason, we will not be obligated to make those payments.

Restricted Unit Plan

On November 14, 2000, RPP Inc. established a restricted unit plan under which it issued to Marvin O. Schlanger restricted stock units, representing a conditional right to receive 6,000 shares of common stock of RPP Inc., and restricted note units, representing a conditional right to receive $1,400,000 principal amount of junior subordinated notes. Mr. Schlanger will be entitled to receive the underlying shares of RPP Inc. common stock and junior subordinated notes upon the earliest to occur of (1) Mr. Schlanger's achieving the age of 65, (2) the termination of Mr. Schlanger's employment or (3) upon a sale of control in which RPP Holdings sells at least fifty percent of its shares of RPP Inc. or any merger or consolidation in which RPP Inc. is not the surviving entity.

Separation Agreement with Former President

On March 9, 2001, we entered into a separation agreement with our then President, David T. Preston, under which he resigned his positions as a director, officer and employee effective as of March 17, 2001. Pursuant to the separation agreement, we paid Mr. Preston all salary and benefits due to him through March 17, 2001 as well as medical coverage through June 30, 2001. In addition, we have paid to Mr. Preston additional severance in equal monthly installments of $18,333.33, commencing on March 17, 2001 and ended on February 9, 2002. Mr. Preston has agreed not to compete with us until March 17, 2003.

Pursuant to the separation agreement, Mr. Preston forfeited all options previously granted to him. On April 9, 2001, our parent, RPP Inc., repurchased at their original cost of $250,000 all shares of its common stock and junior subordinated notes that were held by Mr. Preston and pledged to RPP Inc. Mr. Preston repaid in full all principal outstanding on the promissory note that he gave to us on November 14, 2000 as consideration for our loan to him of $125,000 in connection with his original purchase of the shares and the junior subordinated notes. Pursuant to an investor rights agreement dated November 14, 2000, the repurchase amount payable to Mr. Preston was applied to the outstanding principal on the promissory note, and all accrued and unpaid interest on that note was forgiven.

Compensation of Board of Managers

The members of the Board of Managers of RPP LLC do not receive compensation for their service on the Board of Managers but are reimbursed for their out-of-pocket expenses.

Each of the members of the Board of Managers of RPP LLC also serves as a director of RPP Inc. The directors are compensated by receiving a fee for each meeting they attend. RPP Inc. adopted a non-employee director stock option plan, effective as of November 14, 2000, pursuant to which options with respect to a total of 15,000 shares of RPP Inc.'s common stock will be available for grant to directors of RPP Inc. or any of its subsidiaries, including us, who are not also employees of RPP Inc. or any of its subsidiaries. The option plan will be administered by the board of directors of RPP Inc. or a compensation committee appointed from time to time by the board of directors. The right to grant options under the plan will expire on November 14, 2010 unless earlier terminated by the board of directors of RPP Inc. Options granted under the plan will be nonqualified stock options. As of December 31, 2001, RPP Inc. granted options covering 6,000 shares to its non-employee directors, each of whom also serves as a member of the Board of Managers of RPP LLC.

Options are granted in the amounts determined by the board of directors of RPP Inc. or the compensation committee. Except as otherwise determined by the board of directors, options will vest as follows:

  One-third of the options will time vest in equal increments over five years, ending on November 14, 2005. However, vesting of all of these options will be accelerated immediately upon the consummation of a sale of RPP Inc. for cash, or any transaction in which Apollo sells at least fifty percent of its shares of common stock of RPP Inc.

  Two-thirds of the options will be performance options and will vest on November 14, 2008. However, vesting of all or a portion of the performance options will be accelerated upon the consummation of a sale of RPP Inc. for cash, or any transaction in which Apollo sells at least fifty percent of its shares of common stock of RPP Inc. The amount vested will be based on the operating results achieved by the business.

The vesting of options will cease when the grantee is no longer a director of RPP Inc. or any of its subsidiaries, and all unvested options will be forfeited at such time.

The exercise price for the options will be determined by the board of directors of RPP Inc. or the compensation committee. All options granted under the plan will expire thirty days after the eighth anniversary of the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our membership units are owned by RPP Inc. and all of RPP Capital's equity securities are owned by us. The following table sets forth information with respect to the ownership of the capital stock of RPP Inc., as of December 31, 2001 (based on 601,130.4 shares of common stock outstanding), by each person who owns beneficially more than 5% of the capital stock of RPP Inc.,

    each member of our Board of Managers,

    each of our named executive officers, and

    all of our executive officers and members of the Board of Managers of RPP LLC as a group.

Name and Address of Beneficial Owner	RPP Inc. Common Stock (1)
	Number of Shares	Percent of Class
Apollo Management IV, L.P. (2)	546,720	90.9%
Shell Oil Company (3)	45,000	7.5
Marvin O. Schlanger (4)	800	*
Abraham van Mannekes (5)	680	*
James H. Melloan, Jr. (6)	587	*
Laurence M. Berg (2)(7)	546,787	90.9
Peter P. Copses (2)(7)	546,787	90.9
Joshua J. Harris (2)(7)	546,787	90.9
Scott M. Kleinman (2)(7)	546,787	90.9
Joel A. Asen (8)	67	*
Heinn F. Tomfohrde, III (9)	67	*
All managers and executive officers as a group (17 persons)(10)	552,852	91.7

*   Less than one percent.

(1)   The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

(2)   Represents all shares held of record by RPP Holdings. RPP Holdings is an affiliate of, and is controlled by, Apollo Management through its 79.1% ownership of RPP Holdings' membership interests. The address of each of RPP Holdings and Apollo Management and of Messrs. Berg, Copses, Harris and Kleinman is c/o Apollo Management, L.P., 1301 Avenue of the Americas, New York, New York 10019.

(3)   The address of Shell Oil Company is 910 Louisiana Street, One Shell Plaza, Houston, Texas 77252.

(4)   Represents 800 shares of common stock issuable upon exercise of options granted to Mr. Schlanger under the RPP Inc. stock option plan that vested on November 14, 2001. Does not include options to purchase 20,200 shares of common stock that RPP Inc. issued to Mr. Schlanger under the RPP Inc. stock option plan and 6,000 restricted stock units that RPP Inc. issued to Mr. Schlanger pursuant to the restricted unit plan on November 14, 2000. The options are subject to time and performance vesting conditions. See Item 11. "Executive Compensation-2000 Option Plan." The restricted stock units represent a conditional right to receive 6,000 shares of common stock of RPP Inc. upon the occurrence of the events described under "Management-- Restricted Unit Plan." The address of Mr. Schlanger is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002. In addition, does not reflect Mr. Schlanger's indirect ownership interest in the common stock of RPP Inc. through his direct ownership of 6,000 membership units of RPP Holdings.

(5)   Includes 80 shares of common stock issuable upon exercise of options granted to Mr. van Mannekes under the RPP Inc. stock option plan that vested on November 14, 2001. Does not include options to purchase 1,120 shares of common stock that RPP Inc. issued to Mr. van Mannekes under the RPP Inc. stock option plan. These options are subject to time and performance vesting conditions. See "Management--2000 Option Plan." The address of Mr. van Mannekes is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002.

(6)   Includes 137 shares of common stock issuable upon exercise of options granted to Mr. Melloan under the RPP Inc. stock option plan that vested on November 14, 2001. Does not include options to purchase 1,237 shares of common stock that RPP Inc. issued to Mr. Melloan under the RPP Inc. stock option plan. These options are subject to time and performance vesting conditions. See Item 11. "Executive Compensation-2000 Option Plan." The address of Mr. Melloan is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002.

(7)  Includes 546,720 shares owned by RPP Holdings. Each of Messrs. Berg, Copses, Harris and Kleinman may be deemed the beneficial owner of shares of RPP Inc. owned by RPP Holdings and membership units of RPP Holdings due to his status as a partner (in the case of Messrs. Berg, Copses and Harris) and principal (in the case of Mr. Kleinman) of Apollo Management, which controls RPP Holdings. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. Includes 67 shares of common stock issuable upon exercise of options granted to each of Messrs. Berg, Copses, Harris and Kleinman pursuant to the RPP Inc. non-employee director stock option plan that vested on November 14, 2001. Does not include options to purchase 933 shares of common stock that RPP Inc. issued to each of Messrs. Berg, Copses, Harris and Kleinman pursuant to the RPP Inc. non-employee director stock option plan. The options are subject to time and performance vesting conditions. See Item 11. "Executive Compensation-Compensation of Board of Managers."

(8)   Includes 67 shares of common stock issuable upon exercise of options granted to Mr. Asen pursuant to the RPP Inc. non-employee director stock option plan that vested on November 14, 2001. Does not include options to purchase 933 shares of common stock that RPP Inc. issued to Mr. Asen pursuant to the RPP Inc. non-employee director stock option plan. The options are subject to time and performance vesting conditions. See Item 11. "Executive Compensation-Compensation of Board of Managers." The address of Mr. Asen is 445 Old Academy Road, Fairfield, Connecticut 06430.

(9)   Includes 67 shares of common stock issuable upon exercise of options granted to Mr. Tomfohrde pursuant to the RPP Inc. non-employee director stock option plan that vested on November 14, 2001. Does not include options to purchase 933 shares of common stock that RPP Inc. issued to Mr. Tomfohrde pursuant to the RPP Inc. non-employee director stock option plan. The options are subject to time and performance vesting conditions. See Item 11. "Executive Compensation-Compensation of Board of Managers." The address of Mr. Tomfohrde is 9 Sea Robin Court, Hilton Head, South Carolina 29926.

(10) Includes 1,612 shares of common stock issuable upon exercise of options granted to the managers and executive officers under the RPP Inc. stock option plan that vested on November 14, 2001. Does not include options to purchase 41,660 shares of common stock that RPP Inc. issued to the managers and executive officers under the RPP Inc. stock option plan and 6,000 restricted stock units that RPP Inc. issued to Mr. Schlanger pursuant to the restricted unit plan on November 14, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Sale Agreements for the Recapitalization Transaction

On November 14, 2000, RPP Holdings, an affiliate of Apollo Management IV, L.P., acquired control of RPP Inc. in a recapitalization transaction for approximately $857.7 million in cash and retained securities (net of $8.5 million of excess cash at RPP LLC used to fund the Transactions), subject to adjustment, and a contingent subordinated note for up to $127 million. The contingent subordinated note, issued by RPP Inc., our parent, will only be earned to the extent the average contribution margin in 2001 and 2002 exceeds the contribution margin for the twelve months ended December 31, 2000 by $60 million to $75 million. Interest payments, which are payable at an annual rate of 8% commencing after December 31, 2002, and the repayment of principal, which is due on December 31, 2007, on the contingent subordinated note will be payable in cash only to the extent the contingent subordinated note is earned and such payments are permitted under the terms of all indebtedness of RPP Inc. and its subsidiaries. In connection with the recapitalization, RPP Holdings and certain members of our management invested $185 million of cash and Shell had retained an investment of $15 million. We entered into a new senior secured credit agreement and distributed the proceeds from borrowings thereunder, together with the proceeds from the offering of the old notes, to RPP Inc. which in turn used the proceeds to fund $701.4 million of the recapitalization. On a fully-diluted basis for all management options and stock issuable under RPP Inc.'s stock option plan and restricted unit plan, Apollo Management and its affiliates and certain other institutional investors own (through their ownership of RPP Holdings) approximately 81.9% of the outstanding common stock of RPP Inc., management owns (through its ownership of RPP Holdings and RPP Inc.) approximately 11.3% and Shell owns approximately 6.8%.

On July 10, 2000, Shell and RPP Inc. entered into a US Sale Agreement with Resin Acquisition, which had assigned its rights and obligations thereunder to RPP Holdings, setting forth the terms and conditions upon which RPP Holdings purchased the US portion of the business from Shell. On September 11, 2000, RPP Inc. and Shell entered into a Non-US Sale Agreement, pursuant to which RPP Inc. had agreed to acquire from Shell all of the outstanding capital stock of RPP B.V., which is the entity that holds all of the non-US operations of our business and RPP Inc. issued a note to Shell for the full purchase price of $662 million less the European indebtedness which was assumed by us and RPP Inc. at closing. RPP Inc. assigned to us its rights and obligations under the non-US Sale Agreement. The following is a summary of the sale agreements which governed the recapitalization transaction.

  Consideration

The consideration paid under the sale agreements for the recapitalization consisted of the following:

  RPP Holdings and some members of our management purchased from Shell approximately $54.7 million of RPP Inc.'s common stock;
  RPP Inc. redeemed all of Shell's common stock ownership of RPP Inc. other than the 7.5% retained ownership, for $185.0 million in cash and $140.0 million of its junior subordinated notes;
  RPP Holdings and some members of our management purchased from Shell $127.6 million of junior subordinated notes of RPP Inc.;
  Certain other members of our management purchased from Shell $1.9 million of junior subordinated notes of RPP Inc. and purchased $.8 million of common stock of RPP Inc.;
  RPP Inc. issued the contingent subordinated note to RPP LLC as a capital contribution; and
  RPP LLC paid Shell $659 million in cash and assumed $145 million of European indebtedness then outstanding and transferred the contingent subordinated note (which redeemed the promissory note issued by RPP LLC to RPP B.V.) to Shell.

A working capital settlement in the amount of $16 million was paid to us by Shell in the first half of 2001. Of the $16 million, $15 million was related to a purchase price adjustment for working capital in accordance with the sale agreement. In addition, a purchase price adjustment of $4 million was made that represents additional amounts recorded in connection with our January 2001 purchase of the French subsidiary.

Shell has publicly disclosed in its Annual Report on Form 20-F filed with the Commission that Shell's adjusted earnings in its Chemicals segment for 2000 excluded special credits of $67 million, resulting mainly from a net gain from its divestment programs, partly offset by provisions for litigation. The profit or loss realized by Shell in the Transaction is a component of these special credits.

  Representations and Warranties

The sale agreements contained representations and warranties from Shell. However, our ability to recover for breaches of such representations and warranties is limited as follows: (a) RPP Holdings and RPP Inc. may only recover damages in excess of $12.0 million and (b) no party's total liability under the Sale Agreements may exceed $209.4 million, unless the claims arise from breaches of fundamental representations and warranties, in which case this limitation is raised to $905.0 million.

The representations and warranties contained in the sale agreements generally survive until May 14, 2002. Fundamental representations and warranties survive the closing indefinitely. The environmental agreements described below under "Ongoing Relationship with Shell" contain the only representations and warranties relating to environmental conditions that survived the closing. Some of the representations and warranties relating to tax matters survive the closing until the expiration of the applicable statute of limitations.

  Indemnification

Shell has agreed to indemnify us and RPP Inc. and its affiliates against certain liabilities, including, but not limited to:

  damages resulting from third party claims or other third party liabilities (other than product liability claims, third party claims and third party liabilities reflected on the closing working capital statement) to the extent they relate to or arise prior to the closing of the recapitalization;
  damages resulting from Shell's breach of any representations, warranties or covenants contained in the Sale Agreements, subject to the limitations set forth above; and
  damages resulting from product liability claims with respect to products that were manufactured prior to the closing of the recapitalization and sold within 90 days after the closing.

  Covenant Not to Compete

Shell has agreed that neither it nor any of its affiliates will engage in or own more than 10% of a business that manufactures or sells products related to our business for five years following the closing of the recapitalization. However, Shell and its affiliates may (a) continue to manufacture or sell refinery products, including chemical feedstocks, (b) carry on their other businesses as they existed on the day before the closing and any natural development thereof, (c) acquire other entities as an immaterial part of its business, (d) engage in the incidental resale of products similar to ours and (e) develop and operate an e-commerce platform involving the trading of products similar to ours.

  Post-Closing Continuation of Contracts and Assignments

Except with respect to information technology, Shell has agreed to allow us and RPP Inc. to continue to purchase goods and services under existing contracts between Shell and its affiliates and third parties that governed the sale of certain goods and services to the business prior to the closing to the extent permitted by such third parties. However, Shell did not make any representations or warranties as to the costs that any third party vendor may charge us or that such contracts will not be terminated by Shell. If we choose to make purchases under such contracts, we will be responsible for all charges and costs relating to such purchases. We and RPP Inc. agreed to indemnify Shell and its affiliates for all claims, damages and liabilities related to our purchases under such contracts.

Ongoing Relationship with Shell

In connection with the recapitalization, we, our parent, RPP Inc., and Shell or their respective affiliates entered into several additional agreements providing for the continuation or transfer and transition of certain aspects of our business operations. These agreements were the result of arm's-length negotiations in connection with the recapitalization, and we believe they are on terms at least as favorable to us as those we could have obtained from unaffiliated third parties at that time. Set forth below are descriptions of the material agreements that we or RPP Inc. have entered into with Shell.

From November 1, 2000 to December 31, 2000 and for the year ended December 31, 2001, we paid Shell approximately $63 million and $361 million in the aggregate, respectively, under the various agreements described below, net of payments made by Shell to us.

  SUMF, OMS and Supply Agreements

Several of our operations are located within or adjacent to sites occupied by Shell's refinery business and its chemical business. In the United States, these shared sites are in: Deer Park, Texas; Norco, Louisiana; Argo, near Chicago, Illinois; and a laboratory facility in Westhollow, Texas. Shared sites in Europe are in: Pernis and Moerdijk, near Rotterdam, The Netherlands; Stanlow in the United Kingdom; Wesseling, Germany; and laboratory facilities in Amsterdam and Pernis, The Netherlands and Louvain-La-Neuve, Belgium.

At most of the shared sites, we and Shell supply to each other certain site services, utilities, materials and facilities, or "SUMF items." The substantial majority of the SUMF items are provided by Shell to us. These SUMF items include electricity, gas, water, steam, sewer systems, waste water systems, waste management services, and environmental facilities, such as incinerators and biotreaters, which are used to treat waste products generated by both Shell and us. They also include, in some sites, office services, emergency services, laboratory services, storage and warehousing functions, rail, barge and trucking facilities, and other items. We believe that some SUMF items supplied by Shell are critical to the continued operations of our business and cannot easily be obtained from third parties. Other SUMF items, however, we believe can be readily obtained from parties other than Shell.

Effective as of November 1, 2000, Shell and RPP Inc. or their affiliates entered into various new or amended and restated agreements dealing with the shared sites, including SUMF agreements, ground leases from Shell to us for the ground under several of our plants and other improvements purchased by us, office and space leases and operation and maintenance services agreements ("OMS agreements").

In addition, the parties entered into a SUMF agreement relating to our Lakeland, Florida site. Under this agreement, we will supply groundwater recovery and biotreater systems services to facilitate compliance with the consent order issued by the Florida Department of Environmental Protection. See "Business--Environmental/Occupational Health and Safety Matters."

SUMF Agreements.    In consideration for each SUMF item provided under a SUMF agreement, the purchaser of the SUMF item is required in most cases to pay the supplier an amount comprised of three basic components:

  its share of the supplier's variable costs for the SUMF item based on the purchaser's consumption of such SUMF item;
  its share of the supplier's direct site costs and operating costs for the SUMF item based on the purchaser's reserved capacity of the SUMF item or an allocation agreed upon in the SUMF agreement; and
  a fixed amount representing the infrastructure charge for the SUMF item.

The purchaser is responsible under the SUMF agreements for certain other charges, such as taxes levied or imposed on the supplier with respect to SUMF items consumed by the purchaser. In a few cases, charges for the SUMF items are based on commercial rates for similar products or services.

The SUMF agreements allocate liability for loss or damage to a party's property or employees or to third parties either to Shell or to us based upon certain factors, including the presence of a party's negligence in causing the loss or damage. In addition, the SUMF agreements provide for indemnification by one party to the other in certain instances. We have obtained insurance to cover losses and damages for which we may be responsible under the SUMF agreements. To the extent the environmental damages are recoverable under the SUMF agreements and under the environmental agreements, we are required to make our claims under the environmental agreements.

     SUMF items that we believe can be easily obtained from a third party other than Shell or that Shell believes can be easily obtained by it from a third party other than us, such as warehouse management and office services, are generally provided under the SUMF agreements on a short-term basis, typically less than five years. Certain other SUMF items, such as provision of utilities such as steam, are generally provided on a long-term basis for a period of twenty years plus up to three five-year renewal terms. Either party has the right to terminate a SUMF agreement in its entirety for various reasons, including bankruptcy and payment or performance defaults of the other party and upon three years' notice at the expiration of the initial term or any renewal term. In addition, a party has the right to terminate a SUMF agreement in its entirety if it is terminating the operations of all or substantially all of its SUMF assets at the relevant site. Either party has the right to terminate individual SUMF items (other than sole supplier SUMF items which can be terminated by terminating the SUMF agreement in its entirety) for various reasons, including bankruptcy and payment or certain limited performance defaults of the other party. In addition, the supplier of a SUMF item can generally terminate the supply of that SUMF item to the purchaser if it is ceasing to supply the SUMF item to the entire site; and the purchaser of SUMF items can generally terminate individual short-term SUMF items on 90 days' notice (but, in the case of sites in Europe, termination must generally occur at the end of each year) and individual long-term SUMF items on three years' notice.

Lease Agreements.    Shell has provided us ground leases in the United States for the business' facilities in Deer Park, Norco and Argo and in Europe for our facilities in Pernis, Moerdijk, Stanlow and Wesseling on a long-term basis for lease terms at least as long as the terms of the SUMF or equivalent agreements related to those sites. Shell has also provided to us space leases for laboratory space in Westhollow and laboratory, office and warehouse space in Norco in the United States and for laboratory space in Amsterdam and Louvain-La-Neuve in Europe. The term of the Westhollow lease is ten years and can be terminated by us any time after the effective date with proper notice, (with Shell having the right to terminate at the end of the fifth year). The basic term of each of the Amsterdam and Louvain-La-Neuve leases is two years, subject to certain conditions. Rent under all the ground leases is either de minimis or included as part of the SUMF or equivalent agreement, except that rent payable by us to Shell under the Pernis lease is equal to the payments required to be made by Shell under its original lease with the Port of Rotterdam and additional payments are required at Deer Park and Norco for our use of Shell's adjoining property. Under the ground leases, we are also required to pay the pro rata portion of taxes assessed on the land. Our space leases for laboratory and/or office and warehouse space in Norco, Westhollow, Amsterdam and Louvain-La-Neuve require us to pay rents for the space we occupy. The rental payments for space at Norco escalate based on increases in the producer price index. Shell is subleasing back space from us at our Norco facility at the same rental rate per square foot that we pay Shell for the space we lease from it at Norco. The ground leases impose certain responsibilities on us with respect to environmental matters at or relating to the business facilities, from November 1, 2000 and allocate liability for environmental damages to the properties. Generally, to the extent environmental damages are recoverable under a lease and under the Environmental Agreement, the claims will be made under the Environmental Agreements.

OMS Agreements.    Our versatics facility in Pernis, The Netherlands, is situated within Shell's refinery and chemical site and is operated on our behalf by Shell pursuant to an OMS agreement. Shell's solvents and demineralized water plants in Pernis are located within our facility and are operated by us on behalf of Shell pursuant to two OMS agreements. Shell operates our Moerdijk, The Netherlands, and Stanlow, England, facilities under OMS agreements and our Wesseling, Germany facility is operated by a joint venture between Shell and BASF AG, under a production agreement that is similar to an OMS agreement.

In consideration for the services provided under an OMS agreement, the owner of the facility is generally required to pay the operator of the facility an amount comprised of three basic components: (1) the fixed costs of the operator in supplying the operation services; (2) maintenance, parts and materials costs; and (3) depreciation and capital charges for certain shared assets.

The OMS agreements contain liability and indemnification provisions similar to those contained in the SUMF agreements. We have obtained insurance to cover losses and damages for which we may be responsible under the OMS agreements.

Operation and maintenance services under the OMS agreements are generally provided on a long-term basis. However, the parties have termination rights under these agreements that are similar to their termination rights under the SUMF agreements.

Incinerator Agreement.    In addition to shared services provided under the SUMF agreements, we operate for ourselves and for Shell two incinerators located at our Norco facility under a shared incinerator agreement. These incinerators are owned jointly by Shell and us (6% and 94%, respectively).

Shell is required to pay us an amount comprised of two basic components: (1) its share of our variable costs relating to the incinerators based on Shell's use of the incinerators; and (2) its share of our fixed operating costs relating to the incinerators based on Shell's capacity right in the incinerators. Shell's initial capacity right in the incinerators is 6%. We and Shell are also required to pay our respective shares of any required capital improvements to the incinerators based on our relative capacity rights and, in order to receive any of the benefits of discretionary capital improvements to the incinerators, to pay our respective shares of any such improvements.

The incinerator agreement contains liability provisions similar to those contained in the SUMF Agreements. We have obtained insurance to cover losses and damages for which we may be responsible under the Incinerator Agreement.

Supply Agreements.    We have contracted with Shell for our U.S. and European facilities to purchase chemical ingredients, or feedstocks, to produce our products. The terms of the agreements vary from three to ten years. Some of the agreements can be extended at our option. Products we purchase from Shell include phenol and acetone, acetylene, propylene, di-isobutylene and various solvents. We also provide waste-stream propylene to Shell from our Norco facility under a twenty year contract.

The price we pay to Shell for feedstocks varies depending upon the item. However, we believe that the prices Shell is charging us are generally at or below the prices we can obtain from third persons. Some contracts require us to purchase all of our requirements for a particular feedstock from Shell. Those contracts generally permit us to obtain a lower price elsewhere and, if Shell does not match the lower price, we can purchase at the lower price from a third party. We can also purchase from third parties if a force majeure event prevents Shell from delivering feedstocks to us. Shell will make its distribution facilities available for those third party purchases. Pricing for propylene is based on market price less negotiated volume discounts. Pricing for phenol and acetone is based on discounted market prices and input-cost formulae.

  Human Resources Agreements

In connection with the sale agreements, RPP Inc. entered into two human resources agreements with Shell, one for our U.S. business and one for our non-U.S. business. Prior to the recapitalization, RPP Inc. assigned its interests under the human resources agreements to us.

U.S. Human Resources Agreement

Pursuant to the U. S. human resources agreement with Shell and RPP Inc., Shell will indemnify RPP Inc. against any losses arising out of certain claims by nonrepresented employees that relate to their employment with or termination of employment by Shell. RPP Inc. will indemnify Shell against any losses arising out of claims by employees not represented by a labor union that arise prior to, on or after November 30, 2000 and relate to their termination of employment from Shell as a result of RPP Inc.'s failure to comply with applicable law in its employment offer and selection process and any losses arising out of claims by transferred nonrepresented employees that arise after the closing date and that relate to their employment with or termination by RPP Inc.

Represented Employees.    With respect to represented employees, RPP Inc. has adopted, and will be the successor to Shell's obligations under, the collective bargaining agreements at the Deer Park and Norco facilities and the Deer Park Resins Divestiture Settlement Agreement and accompanying Letters of Agreement. RPP Inc. will indemnify Shell for any loses arising out of RPP Inc.'s failure to perform its obligations under any collective bargaining agreement on and after November 30, 2000. Shell will indemnify RPP Inc. for losses arising out of Shell's failure to perform under the collective bargaining agreements and for certain other losses relating to represented employees.

Non-U.S. Human Resources Agreement.    Pursuant to the Non-U.S. human resources agreement with Shell, RPP Inc. has agreed to fulfill all Shell's obligations under any local agreements or arrangements with the staff councils and any other relevant employee representatives in connection with the recapitalization. RPP Inc. has also agreed to offer employment to each expatriate non-U.S. employee and, if such employee elects to accept employment, RPP Inc. will maintain such employee's pay and benefits package. With respect to the non-U.S. employees who were previously employed by Shell or its affiliates but have become employees of RPP Inc., RPP Inc. has agreed to:

  provide each such employee with a severance package if no reasonably comparable position is available with RPP Inc. or if such employee is terminated for any reason (except cause) on or prior to November 14, 2002;
  either maintain the value of the total pay and benefits package for all such employees or provide transitional payments to all such employees in order to compensate them in full for any difference in value between the old and new packages;

Shell will indemnify RPP Inc. against any losses arising out of certain claims by non-U.S. employees that relate to their employment prior to November 14, 2000 or their employment date, as the case may be, with, or termination by, Shell or its affiliates and the failure by Shell or its affiliates to perform their obligations to inform or consult with employee representatives under any trade union or works council agreement. RPP Inc. will indemnify Shell against any losses arising out of claims by non-U.S. employees that arise after November 14, 2000 or their employment date, as the case may be, and relate to their employment with, or termination by, RPP Inc.

  Environmental Agreements

Shell and we entered into two environmental agreements dated as of November 1, 2000, one for our U.S. business and one for our non-U.S. business setting forth Shell's indemnification obligations with respect to health, safety and environmental matters. Shell will generally remain liable for environmental conditions that occurred or existed before November 14, 2000. The indemnity extends to damages associated with third-party claims (including those by a governmental entity) for (1) exposure or injury to persons or third-party property caused by hazardous substances at our property, off-site disposal locations and pre-close toll manufacturing facilities; (2) the transportation, treatment, storage, handling or disposal of hazardous materials at off-site locations, our property and pre-close toll manufacturing facilities; (3) the remediation of contamination at or migrating from our property and pre-close toll manufacturing facilities; and (4) non-conformance with environmental, health and safety laws in effect as of November 14, 2000. Claims relating to any of the above matters are subject to an aggregate deductible of $1.0 million.

Special provision is also made for: (1) compliance issues identified in the environmental agreements and (2) existing groundwater contamination at and migrating from the facility in Lakeland, Florida, which is currently subject to a consent order issued by the Florida Department of Environmental Protection. With respect to compliance issues, Shell generally has agreed to indemnify us to the extent that costs for these matters exceed approximately $10 million and RPP Inc. incurs costs before the assigned expiration dates. Once these criteria are met, Shell is responsible for 100% of the environmental damages up to an aggregate of $10.0 million and then becomes liable for 80% of the costs in excess of $10.0 million. Indemnity claims for site contamination issues at the Lakeland facility, which relate to the consent order and any amendments thereto, are not subject to any deductible, nor are they limited in time or amount.

Shell also will indemnify us for environmental damages relating to: (1) site contamination issues at (a) the Lakeland, Florida facility which are not the subject of the consent order and (b) the facility in Barbastro, and (2) certain issues of non-compliance, which exist as of November 14, 2000, but are not specifically identified in the environmental agreements. Claims for these matters are limited to $10.0 million in the aggregate, are subject to the $1.0 million deductible and must be asserted within five and three years, respectively, of November 14, 2000.

Shell also has agreed to provide a limited indemnity where, in the absence of a third-party claim and where we are not required by law or regulation to report, we elect to investigate and remediate environmental conditions for which a third-party claim, although not pending, would likely be brought if such a condition were brought to the attention of the relevant governmental agency. In such instance, Shell will indemnify us for 75% of any costs incurred.

With respect to environmental conditions at the Yokkaichi facility, RPP, Inc. and Shell have agreed that any environmental damages shall be reduced to reflect proportionate interest of RPP B.V. in the joint venture and its exposure to environmental damages of the joint venture.

In addition to those noted above, the environmental agreements impose some limitations on Shell's indemnification obligations, the primary of which include the following:

  we are not entitled to seek indemnity for environmental damages that result from or are increased by any material change in use of certain sites;
  we have certain restrictions on performing sub-surface investigations at the properties after November 14, 2003 (except that those restrictions apply to the Pernis facility as of November 14, 2000); and
  Shell has no obligation for most environmental damages if such damages result from or are increased by a post-closing requirement of any permit or environmental law or any environmental laws or changes to applicable standards that come into force after November 14, 2000. This limitation applies only to:

    --  compliance issues which are not specifically identified in the Environmental Agreemen

    --  site contamination issues at the Lakeland facility (other than known Lakeland site contamination issues)

    --  site contamination issues at the Barbastro facility.

 RPP Inc., in turn, has agreed to indemnify and hold Shell harmless for environmental damages that result from any environmental condition that arises on or after November 14, 2000, unless Shell has agreed to assume responsibility for the matter under the terms of the environmental agreements.

  Intellectual Property Agreements

As part of the recapitalization, we entered into two intellectual property transfer and license agreements, one for our U.S. business and one for our non-U.S. business, pursuant to which Shell contributed to us by assignment or license intellectual property of all types used in Shell's resins business worldwide. Certain of the intellectual property rights that we have acquired from Shell are subject to pre-existing licenses to third parties. In addition, Shell retained some rights to the transferred intellectual property. For example, many patents and know-how are currently shared among Shell's other divisions and our business. Where these shared rights are used in our business, they have either been acquired by us subject to licenses back to Shell to use these rights for their other businesses, or licensed from Shell. Our licenses from Shell are royalty-free licenses and their duration is generally linked to the life of the relevant licensed rights. The licenses are freely assignable and include the right to sublicense, with the exception of certain rights used principally by Shell that may be transferred only to affiliates or successors of our business. Pursuant to the intellectual property transfer and license agreements, we have also acquired the worldwide trademarks that are used exclusively in our business, and rights in the copyright to all technical information used in our business. In addition, Shell assigned to us, and we have assumed the obligations under, intellectual property agreements to which Shell is a party and which are used exclusively in our business. To the extent any such material agreements are not transferable by their terms, Shell has agreed to cooperate with us to obtain the necessary third party consents to such transfer. We and Shell have also agreed to indemnify each other for claims by a third party arising out of or in connection with the exercise of the licenses and rights granted under these agreements.

  Interim Agreements for Information Technology Services

As part of the recapitalization, we entered into two interim agreements for information technology services, one for our U.S. business and the other for our non-U.S. business, pursuant to which Shell Chemical Company and Shell Services, Inc. provide specified information technology services to us. The purpose of these agreements is to assure that we receive substantially the same information technology services on substantially the same terms and conditions after the recapitalization that the resins business of Shell Chemical received prior to the recapitalization.

The services to be provided include, among others, the management, support and administration of voice communications, desktop computers and desktop applications, servers and other infrastructure systems, email, Internet and intranet access and disaster recovery support.

Shell will provide the services for a period up until November 1, 2004. However, we may terminate the provision of any particular service on thirty (30) days' notice to Shell. On November 1, 2001, we informed Shell that we will not require Shell to continue to provide the services for the full four year term. During the latter part of 2001, a comprehensive information technology project was approved and initiated. We estimate the project will be completed by the end of 2002 and cost approximately $35 to $38 million.

The aggregate cost to us for the provision of the services under the interim agreements for information technology services will be no more than $13.7 million per year, subject to increases in the third and fourth years of the term based on changes to the producer price index. The costs will be increased for additional services requested by us. In addition, if Shell is able to generate certain cost savings, they will be passed along to us.

  Financial Business Processing Transition Agreements

As part of the recapitalization, we entered into two financial business processing transition agreements dated as of November 1, 2000, one for our U.S. business and one for our non-U.S. business, pursuant to which Shell, or its subcontractor, will provide specified accounting and related services to us. The purpose of these agreements is to ensure that we receive substantially the same accounting and related services on substantially the same terms and conditions after the recapitalization that the resins units of Shell received prior to the recapitalization.

The services being provided include, among others, the accounting, management and administration of purchasing, invoicing, accounts payable and receivable, inventory, fixed assets, month-end and year-end closings and business reporting.

Shell will provide the services until the financial business processing transition agreements terminate on November 1, 2002. The aggregate cost to us for the provision of the services under the financial business processing transition agreements will be $8.0 million per year.

  Interim Services Agreement

As part of the recapitalization, we entered into an interim services agreement dated as of November 1, 2000, pursuant to which Shell will provide us with the same level of office services, building and plant maintenance and other services as in effect during the prior six month period Shell has agreed to provide services for terms ranging from six months to two years, unless we terminate them on 90 days' advance written notice. In addition, we and Shell will indemnify each other for certain losses.

  Tax Agreement and Tax Deed

As part of the recapitalization, we entered into a tax agreement for our U.S. business and a tax deed for our non-U.S. business dated as of November 1, 2000. The tax agreement provides, among other things, that Shell will be responsible for, and will indemnify us against, any liability for taxes that were payable, or accrued, as a result of business activities during the period prior to November 14, 2000. The tax deed provides, among other things, that Shell Petroleum N.V. will indemnify us against any liability for taxes arising as a result of business activities occurring on or prior to November 1, 2000, subject to certain exceptions, such as liabilities for taxes that arise as a result of any change in law after the closing that had retrospective effect. The tax agreement and tax deed also provide that we will be responsible for, and will indemnify Shell Chemical against any liability for taxes that become payable after November 14, 2000 and November 1, 2000, respectively, except to the extent that the liability relates to an event occurring during, or to income that was earned or accrued during, a pre-closing period.

Pursuant to the tax agreement, both Shell Chemical and we have made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the recapitalization, for federal income tax purposes, as a purchase of all of the assets of the epoxy resins business that we now own after the recapitalization. Making this election allows us to increase our depreciation and amortization deductions for U.S. Federal income tax purposes with respect to the U.S. assets we now own.

Agreements with Stockholders of RPP Inc.

  Shareholders' Agreement

On November 14, 2000, RPP Inc. entered into a shareholders' agreement with RPP Holdings and Shell which governs certain aspects of the relationship among RPP Inc., RPP Holdings and Shell. The shareholders' agreement contains, among other matters, restrictions on the transfer of shares of common stock by Shell;
  preemptive rights granted to Shell to purchase equity securities issued by RPP Inc. to RPP Holdings or its affiliates in the amounts required to maintain Shell's percentage ownership;
  agreement by Shell to consent to the sale of more than 50% of the equity securities of RPP Inc. or substantially all of its assets to a third party if such sale is approved by the Board of Directors, and to sell its shares of common stock if so required;
  rights of Shell to participate in certain transfers of common stock by RPP Holdings other than to an affiliate;
  rights of Shell to receive financial information; and
  prohibitions on transactions between RPP Inc. and its affiliates, subject to certain exceptions.

The shareholders' agreement terminates upon the earlier of a sale of RPP Inc. and the consummation of a public equity offering that raises gross proceeds of at least $100 million.

  Investor Rights Agreement

RPP Inc. entered into an investor rights agreement with RPP Holdings and members of management who own stock, options and/or junior subordinated notes of RPP Inc. which governs certain aspects of the relationship among RPP Inc., RPP Holdings and the management holders. The investor rights agreement contains, among other matters, restrictions on the transfer of shares of common stock, options and junior subordinated notes by the management holders;
  rights of RPP Inc. and RPP Holdings to purchase common stock and junior subordinated notes in the event of certain permitted transfers by the management holders;
  agreement by the management holders to consent to the sale of more than 50% of the equity securities of RPP Inc. or substantially all of its assets to a third party and to sell their shares of common stock if so required;
  rights of the management holders to participate in certain transfers of common stock and junior subordinated notes by RPP Holdings other than to an affiliate;
  repurchase rights of RPP Inc. and RPP Holdings in the event of termination of employment of the management holders;
  requirements of RPP Inc. to purchase common stock and junior subordinated notes in the event of a termination of employment initiated by RPP Inc. or any of its subsidiaries for any reason other than for cause within six months of the closing of the recapitalization of management holders who accepted loans from RPP LLC; and
  restrictions on sales of common stock and junior subordinated notes by the management holders in the event of an initial public offering.

The investor rights agreement terminates upon the earlier of a sale of RPP Inc. or approval by holders holding a majority of the common stock of RPP Inc. and the vote of the common stock of RPP Inc. owned by RPP Holdings.

  Shell Registration Rights Agreement

On November 14, 2000, RPP Inc. entered into a registration rights agreement with Shell pursuant to which Shell has incidental registration rights to include its RPP Inc. common stock in the same or concurrent registration statement filed by RPP Inc. for the registration of RPP Inc. common stock under the Securities Act. RPP Inc. will bear all expenses, other than selling expenses, incurred in the registration process. The registration rights agreement also contains customary provisions with respect to registration procedures, underwritten offerings and indemnification and contribution rights.

  RPP Holdings Registration Rights Agreement

On November 14, 2000, RPP Inc. entered into a registration rights agreement with RPP Holdings pursuant to which RPP Holdings has demand and incidental registration rights. As a result, at RPP Holdings' request, RPP Inc. will be obliged to prepare and file a registration statement covering the securities so requested to be registered by RPP Holdings. In addition, should RPP Inc. propose to register any of its common stock for sale to the public, RPP Holdings will have the right to include its RPP Inc. common stock in the same or concurrent registration statement filed by RPP Inc. for the registration of RPP Inc. common stock under the Securities Act.

RPP Inc. will bear all expenses, other than selling expenses, incurred in the registration process. The registration rights agreement also contains customary provisions with respect to registration procedures, underwritten offerings and indemnification and contribution rights.

  Management Promissory Notes

On November 14, 2000, we loaned $925,000 in the aggregate to some members of our then existing management and other employees, to finance up to one-half of the purchase price payable by them in connection with their purchases of RPP Inc.'s common stock and junior subordinated notes in the recapitalization. In particular, we made loans to each of our then executive officers in the following amounts:

  David T. Preston--$125,000 loaned to finance in part his purchase of 750 shares of RPP Inc. stock and $175,000 principal amount of RPP Inc. junior subordinated notes, which loan was repaid on April 9, 2001 as described below; and
  Dany Subrata--$100,000 loaned to finance in part his purchase of 600 shares of RPP Inc. stock and $140,000 principal amount of RPP Inc. junior subordinated notes.

In March 2001, we loaned $100,000 to J. Travis Spoede, our new Executive Vice President, Chief Financial Officer and Secretary, to finance in part his purchase of 600 shares of RPP Inc. stock and $140,000 principal amount of RPP Inc. junior subordinated notes.

From June to September 2001, we loaned $350,000 in aggregate to new employees to finance in part their purchase of RPP Inc.'s common stock and RPP Inc. junior subordinated notes, including:

  Mark Antonvich--$100,000 loaned to finance in part his purchase of 600 shares of RPP Inc. stock and $140,000 principal amount of RPP Inc. junior subordinated notes; and
  Jeffrey M. Nodland--$250,000 loaned to finance in part his purchase of 545.4545 shares of RPP Inc. stock and $350,000 principal amount of RPP Inc. junior subordinated notes.

The loans are evidenced by promissory notes made by the employee in favor of us. Interest payable on each promissory note will accrue at an annual rate of 10.75%. Interest payments are, at the option of the employee, payable in cash semi-annually or accrue and become due and payable on the eighth anniversary of the purchase date. Except in the case of Mr. Preston, principal on the promissory notes will become due and payable on the eighth anniversary of the purchase date. Each promissory note is secured by the RPP Inc. common stock and junior subordinated notes purchased by such employee and options held by such employee and, except for such pledged securities, is non-recourse to the employee.

In connection with the termination of Mr. Preston's employment with us, on April 9, 2001, Mr. Preston repaid his loan to us with the proceeds from the repurchase of his securities by RPP Inc. and the accrued and unpaid interest of $4,480 on his promissory note was forgiven by us. For a discussion of the terms of Mr. Preston's severance arrangements, see "Management--Separation Agreement with Former President."

  Securities Indemnification Agreement

On November 14, 2000, we entered into a securities indemnification agreement with Shell and RPP Holdings. Under the agreement, we agreed to indemnify Shell, RPP Holdings and their respective affiliates and each of their respective directors and officers and other related persons against liabilities arising under the Securities Act in connection with the private placement offering of the $200 million notes, and we also granted contribution rights to such persons.

  Apollo Management Agreement

On November 14, 2000, we entered into a management consulting agreement with Apollo Management IV, L.P. Under the terms of the management consulting agreement, we retained Apollo to provide management consulting and financial advisory services to us and pay Apollo an annual management fee of $1.0 million for providing those services. In particular, Apollo will provide at our request consulting and advisory services relating to proposed financial transactions, acquisitions and other senior management matters relating to our business. In addition, as consideration for arranging the recapitalization and the related financing thereof, we paid Apollo a fee of $5.0 million on November 14, 2000. We will also be required to pay Apollo a transaction fee if we engage in any merger, acquisition or similar transaction unless we and Apollo are unable to mutually agree upon the terms of Apollo's engagement, in which case we will be able to retain another special advisor. Since Apollo beneficially owns 90.9% of us and a majority of the members of our Board of Managers are affiliated with Apollo, it has the power, through its representatives and equity ownership, to approve on our behalf and set the terms of Apollo's engagement, even if the independent members of the Board of Managers were opposed. However, the members of the Board of Managers of RPP LLC who are affiliated with Apollo are aware that they have fiduciary obligations to RPP LLC, not Apollo, and RPP LLC expects that each member of its Board of Managers will comply with his fiduciary duties under Delaware law. The management consulting agreement has a ten-year term and, commencing on November 14, 2005 and at the end of each year thereafter, will automatically extend for an additional year unless notice to the contrary is given by either party at least thirty, but no more than sixty, days prior to the end of any such year commencing on November 14, 2005.

Other

We also paid approximately $4 million related to certain freight costs to Quality Distribution, an affiliate of Apollo in 2001. We believe the amounts paid to Quality Distribution were fair and at arm's length terms.

During 2001, we paid approximately $0.6 million on behalf of RPP Inc. for legal and external audit services rendered in the ordinary course of business that has been recognized as a constructive dividend.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements:

(a)(2)	Financial Statement Schedule:

Schedule II-Valuation and Qualifying Accounts and Reserves

(a)(3)	Exhibits:

2.1

Amended and Restated Master Sale Agreement (US) dated as of November 14, 2000 among Shell Oil Company, Resin Acquisition, LLC and Resolution Performance Products Inc. (incorporated by reference to Exhibit 2.1 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

2.2

Amended and Restated SPNV Resins Sale Agreement dated as of November 14, 2000 between Shell Oil Company and Resolution Performance Products Inc. (incorporated by reference to Exhibit 2.2 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

2.3

Assignment and Assumption Agreement dated November 13, 2000 between Resolution Performance Products Inc. And Resolution Performance Products LLC (incorporated by reference to Exhibit 2.3 to the  Registrants' Registration Statement on Form S-4 (File No. 333-57170))

2.4

Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and RPP Holdings LLC (incorporated by reference to Exhibit 2.4 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

3.1

Certificate of Formation of Resolution Performance Products LLC filed on May 10, 1999 (incorporated by reference to Exhibit 3.1 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

3.2

Certificate of Amendment to Certificate of Formation of Resolution Performance Products LLC filed on November 14, 2000 (incorporated by reference to Exhibit 3.2 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

3.3

Amended and Restated Limited Liability Company Agreement of Resolution Performance Products LLC dated as of November 14, 2000 (incorporated by reference to Exhibit 3.3 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

3.4	Bylaws of Resolution Performance Products LLC dated as of November 14, 2000 (incorporated by reference to Exhibit 3.4 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

3.5

Certificate of Incorporation of RPP Capital Corporation dated as of October 23, 2000 (incorporated by reference to Exhibit 3.5 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

3.6

Amended and Restated Bylaws of RPP Capital Corporation dated as of November 14, 2000 (incorporated by reference to Exhibit 3.6 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

4.1

Indenture, dated as of November 14, 2000, among Resolution Performance Products LLC, RPP Capital Corporation and United States Trust Company of New York (incorporated by reference to Exhibit 4.1 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

4.2	Form of Exchange Note (included as Exhibit B to Exhibit 4.1)

4.3

Registration Rights Agreement dated as of November 14, 2000 among Resolution Performance Products LLC, RPP Capital Corporation, RPP Holdings LLC, Morgan Stanley & Co. Incorporated J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

4.4

Registration Rights Agreement dated as of November 14, 2001, among Resolution Performance Products LLC, RPP Capital Corporation, Morgan Stanley & Co. Incorporated, Credit Sues First Boston Inc., J.P. Morgan Securities Inc. And Salomon Smith Barney Inc.

10.1

Credit Agreement dated as of November 14, 2000 among Resolution Performance Products Inc., Resolution Performance Products LLC, RPP Capital Corporation, Resolution Nederland B.V., the various lender parties thereto, Salomon Smith Barney Inc., as Syndication Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent, and Morgan Stanley Senior Funding Inc., as   Administrative Agent, Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.2

First Amendment to Credit Agreement dated November 6, 2001 (incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K dated November 7, 2001 (Commission File No. 333-57170))

10.3

Employment Agreement dated as of November 14, 2000 between Resolution Performance Products LLC and Marvin O. Schlanger (incorporated by reference to Exhibit 10.2 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.4

Secured Promissory Note dated as of November 14, 2000 entered into by David T. Preston in favor of Resolution Performance Products LLC (incorporated by reference to Exhibit 10.3 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.5

Pledge Agreement dated as of November 14, 2000 between Resolution Performance Products LLC and David T. Preston (incorporated by reference to Exhibit 10.4 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.6

Secured Promissory Note dated as of November 14, 2000 entered into by Wouter W. Jongepier in favor of Resolution Performance Products LLC (incorporated by reference to Exhibit 10.5 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.7

Pledge Agreement dated as of November 14, 2000 between Resolution Performance Products LLC and Wouter W. Jongepier (incorporated by reference to Exhibit 10.6 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.8

Secured Promissory Note dated as of November 14, 2000 entered into by Dany Subrata in favor of Resolution Performance Products LLC (incorporated by reference to Exhibit 10.7 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.9

Pledge Agreement dated as of November 14, 2000 between Resolution Performance Products LLC and Dany Subrata (incorporated by reference to Exhibit 10.8 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.10

Secured Promissory Note dated as of March 7, 2001 entered into by J. Travis Spoede Trust (Dated 03/26/99) in favor of Resolution Performance Products LLC (incorporated by reference to Exhibit 10.9 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.11

Pledge Agreement dated as of March 7, 2001 among Resolution Performance Products LLC, J. Travis Spoede and the J. Travis Spoede Trust (Dated 03/26/99) (incorporated by reference to Exhibit 10.10 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.12

Employment Agreement dated July 16, 2001 between Resolution Performance Product LLC and Jeffrey M. Nodland (incorporated by reference to Exhibit 10.1 to the Registrants' Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.13

Secured Promissory Note dated August 10, 2001 from Jeffrey M. Nodland to Resolution Performance Product LLC (incorporated by reference to Exhibit 10.2 to the Registrants' Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.14

Pledge Agreement dated August 10, 2001 between Jeffrey M. Nodland and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.3 to the Registrants' Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.15

Secured Promissory Note dated June 18, 2001 from Mark S. Antonvich to Resolution Performance Products LLC (incorporated by reference to Exhibit 10.4 to the Registrants' Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.16

Pledge Agreement dated June 18, 2001 between Mark S. Antonvich to Resolution Performance Products LLC (incorporated by reference to Exhibit 10.5 to the Registrants' Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.17

Environmental Agreement dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.11 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.18

Environmental Agreement dated as of November 1, 2000 between Shell Petroleum NV and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.12 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.19

Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.13 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.20

Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell International Research Maatschappij BV and Shell Epoxy Resins Research B.V. (Incorporated by reference to Exhibit 10.14 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.21

Interim Agreement for Information Technology Services (US Business) dated as of November 1, 2000 among Shell Chemical Company, Shell Services International Inc. And Resolution Performance Products LLC (incorporated by reference to Exhibit 10.15 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.22

Interim Agreement for Information Technology Services (Non-US) dated as of November 1, 2000 among Shell Chemicals Limited, Shell International BV and Shell Epoxy Resins Nederland B.V. (Incorporated by reference to Exhibit 10.16 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.23

Indemnity and Contribution Agreement dated as of November 14, 2000 among Resolution Performance Products LLC and the indemnified parties listed therein (incorporated by reference to Exhibit 10.17 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.24

Management Consulting Agreement dated as of November 14, 2000 among Resolution Performance Products LLC and Apollo Management IV, LP (incorporated by reference to Exhibit 10.18 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.25

First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.19 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.26

First Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.20 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.27

First Amended and Restated Peering Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Epoxy Resins Nederland B.V. and Shell Nederland Raffinaderij B.V. (Incorporated by reference to Exhibit 10.21 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.28

First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Epoxy Resins Nederland B.V. and Shell Nederland Chemie B.V. (Incorporated by reference to Exhibit 10.22 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.29

Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.23 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.30

NERCO Ground Lease and Grant of Servitude's dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.24 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.31

Amended and Restated Agreement of Sub-Lease (Peering) dated as of November 1, 2000 between Shell Epoxy Resins Nederland B.V. and Shell Nederland Raffinaderij B.V. (Incorporated by reference to Exhibit 10.25 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.32	Resolution Performance Products Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.33

Resolution Performance Products Inc. 2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.34	Restricted Unit Plan (incorporated by reference to Exhibit 10.28 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

10.35

Separation Agreement dated as of March 9, 2001 between Resolution Performance Products Inc., Resolution Performance Products LLC and David T. Preston (incorporated by reference to Exhibit 10.29 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

21.1	Subsidiaries of the Registrants (incorporated by reference to Exhibit 21.1 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

(b)	Reports on Form 8-K

On November 7, 2001, the Registrants filed a Current Report on Form 8-K to disclose the private placement offering of an additional $75 million of 131/2% senior subordinated notes under "Item 5. Other Events".

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2002.

Resolution Performance Products LLC

By:	/s/ Marvin O. Schlanger
Marvin O. Schlanger
Chairman and Chief Executive Officer

By:	/s/ Jeffrey M. Nodland
Jeffrey M. Nodland
President and Chief Operating Officer

By:	/s/ J. Travis Spoede
J. Travis Spoede
Executive Vice President, Chief Financial Officer and Secretary

By:	/s/ Joel A. Asen
Joel A. Asen
Director

By:	/s/ Laurence M. Berg
Laurence M. Berg
Director

By:	/s/ Peter P. Copses
Peter P. Copses
Director

By:	/s/ Joshua J. Harris
Joshua J. Harris
Director

By:	/s/ Scott M. Kleinman
Scott M. Kleinman
Director

By:	/s/ Heinn F. Tomfohrde, III
Heinn F. Tomfohrde, III
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2002.

RPP Capital Corporation

By:	/s/ Marvin O. Schlanger
Marvin O. Schlanger
Chairman and Chief Executive Officer

By:	/s/ Jeffrey M. Nodland
Jeffrey M. Nodland
President and Chief Operating Officer

By:	/s/ J. Travis Spoede
J. Travis Spoede
Executive Vice President, Chief Financial Officer and Secretary

By:	/s/ Joshua J. Harris
Joshua J. Harris
Director

By:	/s/ Scott M. Kleinman
Scott M. Kleinman
Director

Report of Independent Accountants

To the Board of Managers and Owner of

Resolution Performance Products LLC

In our opinion, based on our audits and the reports of other auditors, the accompanying consolidated and combined balance sheets and the related consolidated and combined statements of income, owner's equity (deficit) and cash flows present fairly, in all material respects, the financial position of Resolution Performance Products LLC and its predecessor, the Shell Chemicals' Resins Business (the Resins Business) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(i) on page 90, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated and combined financial statements. These financial statements are the responsibility of Resolution Performance Products LLC management and management of the Resins Business; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Resins Business's manufacturing and marketing operations in The Netherlands, for any period prior to July 1, 2000. The Resins Business's manufacturing and marketing operations in The Netherlands had total assets of $234 million and $251 million at June 30, 2000, and December 31, 1999, respectively, and total revenues of $173 million and $330 million for the six months ended June 30, 2000 and for the year ended December 31, 1999, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for those operations, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As described in Note 3 to the Consolidated and Combined Financial Statements, the Resins Business had significant transactions and relationships with affiliated entities. Because of these relationships, it is possible that the terms of these transactions were not the same as those that would result from transactions among wholly unrelated parties. Furthermore, as discussed in Notes 1 and 3, the Consolidated and Combined Financial Statements include various cost allocations and management estimates based on assumptions that management believed was reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted had Resolution Performance Products LLC been operated as a separate entity.

/S/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas

February 26, 2002

Return to Index

Independent Auditors' Report

To the Board of Directors and Shareholder of

Shell Nederland Chemie B.V.

We have audited the balance sheet as at 30 June 2000, and the related statements of income, comprehensive income and owner's net investment and of cash flows, for the six-month period ended 30 June 2000, of Shell Nederland Chemie B.V.'s Resins Business ("SNC Resins Business") not separately presented herein. We did not audit the statements of income, comprehensive income and owner's net investment and of cash flows for the six-month period ended 30 June 1999. These financial statements are the responsibility of Shell Nederland Chemie B.V.'s and SNC Resins Business' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SNC Resins Business as at 30 June 2000 and the results of its operations and its cash flows for the six month period ended 30 June 2000, in conformity with generally accepted accounting principles in the United States.

As described in Note 3 to the financial statements, the SNC Resins Business has significant transactions and relationships with affiliated entities. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated third parties. Furthermore, as described in notes 1 and 3, the financial statements include various cost allocations and management estimates based on assumptions that management believe are reasonable under the circumstances. These allocations and estimates, however, are not necessarily indicative of the costs and expenses, assets or liabilities that would have resulted had the SNC Resins Business been operated as a separate entity.

Rotterdam, The Netherlands, 15 September 2000

(except for Note 10.5 which is as of 27 October 2000)

/s/ KPMG ACCOUNTANTS NV

Return to Index

Independent Auditors' Report

To the Board of Directors and Shareholder of

Shell Nederland Chemie B.V.

We have audited the balance sheet as at 31 December 1999, and the related statements of income, comprehensive income and owner's net investment and of cash flows, for the year then ended, of Shell Nederland Chemie B.V.'s Resins Business ("SNC Resins Business"), not separately presented herein. These financial statements are the responsibility of Shell Nederland Chemie B.V.'s and SNC Resins Business' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SNC Resins Business as at 31 December 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States.

As described in Note 3 to the financial statements, the SNC Resins Business has significant transactions and relationships with affiliated entities. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated third parties. Furthermore, as described in notes 1 and 3, the financial statements include various cost allocations and management estimates based on assumptions that management believe are reasonable under the circumstances. These allocations and estimates, however, are not necessarily indicative of the costs and expenses, assets or liabilities that would have resulted had the SNC Resins Business been operated as a separate entity.

Rotterdam, The Netherlands, 31 March 2000

(except for Note 10.5 which is as of 27 October 2000)

/S/ KPMG ACCOUNTANTS NV

Return to Index

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED AND COMBINED BALANCE SHEETS

December 31, 2001 and 2000

(In millions of U.S. Dollars)

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 6	$ 19
Receivables, less allowance for doubtful accounts of $3 and $3, respectively	110	148
Due from related parties	4	3
Prepaid assets	11	6
Inventories, less allowance for inventory obsolescence of $3 and $7, respectively	129	149
Taxes receivable	17	--
Deferred income taxes	2	1
Total current assets	279	326

Property, plant and equipment, at cost, less accumulated depreciation	395	411
Intangible assets, at cost, less accumulated amortization	19	20
Investments in equity affiliates	7	10
Deferred income taxes	34	25
Total assets	$734	$792

Liabilities and Owner's Deficit
Current liabilities:
Accounts payable--trade	$ 96	$118
Other payables and accruals	36	27
Due to related parties	1	--
Taxes payable	2	--
Deferred income taxes	1	--
Current portion of long-term debt	--	7
Total current liabilities	136	152

Capital lease obligation	1	--
Interest rate swap obligation	5	--
Deferred income taxes	60	5
Pensions and other retirement plan obligations	31	27
Long-term debt	575	674
Total liabilities	808	858
Commitments and contingencies (Notes 11 and 12)	--	--
Owner's deficit:
Member Interest-
1,000,000 units authorized, 1,000,000 units issued	101	112
Accumulated deficit	(73)	(87)
Accumulated other comprehensive loss	(102)	(91)
Total owner's deficit	(74)	(66)
Total liabilities and owner's deficit	$734	$792

The accompanying notes are an integral part of these financial statements.

Return to Index

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

Years Ended December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

	2001	2000	1999 As adjusted (See note 4)
Revenues	$863	$949	$942
Cost and Expenses:
Purchase and variable product costs	483	579	510
Operating expenses	152	166	182
Selling, general and administrative	60	54	59
Depreciation and amortization	34	34	34
Research and development	25	26	31
Special charges	15	49	6
Total	769	908	822

Operating income	94	41	120

Income from equity investment	--	3	2
Interest expense, net	(68)	(9)	--

Income before income taxes	26	35	122
Income tax expense	(11)	(16)	(45)
Net income	$ 15	$ 19	$ 77

The accompanying notes are an integral part of these financial statements.

Return to Index

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED AND COMBINED STATEMENTS OF

OWNER'S EQUITY (DEFICIT)

Years Ended December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars (except for units)

				Accumulated
		Predecessor		Other
	Member	Owners	Retained	Comprehensive		Comprehensive
	Interest	Investment	Earnings	Loss	Total	Income
Balance, January 1, 1999, as adjusted	$ --	$601	$ --	(38)	$563
Net cash distribution to owners		(31)			(31)
Tax effect of transaction among owners		(11)			(11)
Net income		77			77	$77
Foreign current translation, net of tax				(34)	(34)	(34)
Comprehensive income						$43
Balance, December 31, 1999	$ --	$636	$ --	$ (72)	$564
Net cash distributions to owners		(61)			(61)
Tax effect of transaction among owners		4			4
Net income for the period January 1 to October 31, 2000		47			47	$ 47
Recapitalization through the reissuance of 1,000,000 member units	626	(626)			--
Capital contribution	200				200
Distribution to parent after recapitalization	(826)		(59)		(885)
Tax effect of Section 338(h)(10) election	112				112
Net loss for the period November 1 to December 31, 2000			(28)		(28)	(28)
Foreign currency translation, net of tax				(19)	(19)	(19)
Comprehensive income						$ --
Balance, December 31, 2000	$112	$ --	$(87)	$ (91)	$(66)
Net income			15		15	$15
Dividend			(1)		(1)
Capital Contributions	20				20
Tax effect of Section 338(h)(10) election	(31)				(31)
Currency translation loss, net of tax				(4)	(4)	(4)
Interest rate swap, net of tax				(7)	(7)	(7)
Comprehensive income						$4
Balance, December 31, 2001	$101	$ --	$(73)	$(102)	$(74)

The accompanying notes are an integral part of these financial statements.

Return to Index

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

	2001	2000	1999
Cash flows provided by (used for) operating activities:
Net income	$ 15	$ 19	$ 77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34	34	34
Amortization of deferred finance costs	3	--	--
Gain on sale of assets	(1)	(2)	--
Equity earnings in affiliates	--	(3)	--
Deferred income taxes	(1)	(11)	4
Pensions and other retirement plans obligations	5	12	--
Other non-current items	--	--	1
Changes in operating assets and liabilities:
Receivables	36	(21)	(19)
Due from and owing to related parties	--	2	--
Prepaid assets	(5)	(6)	--
Inventories	18	9	36
Taxes Payable	2	--	--
Payables and accruals	(11)	93	1
Net cash provided by operating activities	95	126	134
Cash flows provided by (used for) investing activities:
Capital expenditures	(24)	(18)	(105)
Purchase of Elenac	--	(6)	--
Purchase of France subsidiary	(1)	--	--
Proceeds from asset disposals	1	2	--
Distributions from equity affiliates	1	5	2
Net cash used for provided by investing activities	(23)	(17)	(103)
Cash flows provided by (used for) financing activities:
Net cash distributions to owner	--	(61)	(31)
Constructive dividend	(1)	--	--
Capital lease obligation	1	--	--
Purchase of owner's investment	--	(870)	--
Proceeds from long-term debt	252	701	--
Payments of long-term debt	(353)	(28)	--
Deferred finance costs	(3)	(17)	--
Capital contributions	19	185	--
Net cash used for financing activities	(85)	(90)	(31)
Net (decrease)increase in cash and cash equivalents	(13)	19	--
Cash and cash equivalents at beginning of year	19	--	--
Cash and cash equivalents at end of year	$ 6	$ 19	$ --

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$ 71	$ 4	$ --
Cash paid during the period for income taxes	$ 12	--	32

The accompanying notes are an integral part of these financial statements.

Return to Index

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

1. Organization, Formation and Basis of Presentation

The Consolidated financial statements include the consolidated operations of Resolution Performance Products LLC ("RPP LLC", or the "Company"), and its wholly owned subsidiaries including RPP Capital Corporation ("RPP CC") since November 1, 2000.

Prior to November 1, 2000, the financial statements include the operations of the resins business ("Resins Business") of the Royal Dutch/Shell Group of Companies ("Shell"). RPP LLC is a wholly owned subsidiary of Resolution Performance Products, Inc. ("RPPI"). RPP CC is a wholly owned finance subsidiary of RPP LLC that was formed in October 2000 to co-issue the 13 1/2% Senior Subordinated Notes jointly and severally with RPP LLC. RPP CC has nominal assets and no operations.

On November 14, 2000, with an effective date of November 1, 2000, RPP LLC acquired the Resins Business from Shell. On the same dates, simultaneous with the above acquisition, RPPI was acquired by RPP Holdings LLC, an affiliate of Apollo Management IV, LP ("Apollo") in a recapitalization transaction. (See Note 14).

The accompanying Consolidated and Combined Financial Statements are presented in conformity with generally accepted accounting principles in the United States ("U.S."). The accompanying Combined Financial Statements have been prepared from Shell's historical accounting records and are presented on a carve-out basis to include the historical operations applicable to the Resins Business of Shell.

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

The Consolidated and Combined Financial Statements include all revenues and costs directly attributable to the Resins Business, including costs for facilities, functions and services used by the Resins Business at shared Shell sites and costs for certain functions and services performed by centralized Shell organizations and directly charged to the Resins Business based on usage. The results of operations for the periods prior to November 1, 2000, also include allocations of Shell's general corporate expenses.

In addition, prior to November 14, 2000, Shell provided cash management services to the Resins Business through centralized treasury systems. As a result, all charges and cost allocations for facilities, functions and services performed by Shell organizations for the Resins Business are deemed to have been paid by the Resins Business to Shell, in cash, during the period in which the cost was recorded in the Consolidated and Combined Financial Statements. Allocations of current income taxes receivable or payable are deemed remitted, in cash, by or to Shell in the year 2000 in which the related income taxes were recorded.

All of the allocations and estimates for the periods prior to November 1, 2000 are based on assumptions that Shell management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Resins Business had been

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

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

2. Significant Accounting Policies

    Principles of Consolidation and Combination

The accompanying Consolidated Financial Statements include the accounts of RPP LLC and its subsidiaries subsequent to October 31, 2000. The Combined Financial Statements include the accounts of the Resin Business of Shell prior to November 1, 2000. Corporate joint ventures are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less at the date of acquisition. Cash and cash equivalents include restricted cash of $0.6 million at December 31, 2001.

Inventories

Inventories primarily include product, materials and supplies. The inventories are valued at the lower of cost or net realizable value. The Company uses the FIFO method to cost its inventories. (See Note 4)

Inventory exchange transactions, which involve homogeneous commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as a purchase or a sale. Any resulting volumetric exchange balances are accounted for as part of accrued liabilities or receivables. As of December 31, 2001 and 2000, amounts reclassified as part of accrued liabilities were $1 and $1, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Estimated useful lives for plant and equipment, office buildings, tanks and pipelines are 20 years and range from three to ten years for other assets. Gains or losses from retirements or sales are recognized in income. Expenditures for maintenance and repairs, including major plant maintenance (turnaround), are expensed as incurred. Replacements and improvements are capitalized.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

Intangible Assets

Intangible assets consist primarily of patents, which are being amortized on a straight-line basis over periods ranging from 6 to 17 years. The intangible assets totaled $1 and $3, net of accumulated amortization of $11 and $9, at December 31, 2001 and 2000, respectively.

Other intangibles include deferred financing costs of $18 and $17, net of accumulated amortization of $3 and $0 at each of December 31, 2001 and 2000. Deferred financing costs are being amortized over 5 to 10 year financing terms and the amortization is recorded as interest expense.

Impairment of long-lived Assets

The carrying values of long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying value of an asset is assessed by reference to an estimate of the asset's undiscounted future net cash flows. Measurement of any impairment would include a comparison of discounted estimated future net cash flows to the net carrying value of the related assets.

Revenue Recognition

Revenues associated with sales of chemical products are recorded when title passes to the customer upon delivery. Title generally passes to our customer on a FOB shipping point basis. Provisions for discounts and rebates to customers, and returns are provided for in the same period the related sales are recorded. Sales of by-products generated during the manufacturing process, primarily hydrochloric acid are included as a reduction to purchases and variable costs.

Research and Development Costs

Internal research and development costs are expensed as incurred unless they have alternative future uses.

Income Taxes

The Company is organized as a limited liability company and is not subject to U.S. income tax.  Income tax information presented in the consolidated and combined financial statements includes U.S. income taxes attributed to the Company's operations that are the responsibility of the Company's sole-owner,  RPPI.

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Prior to recapitalization of the Company, the Resins Business of Shell, and the related tax effects thereof, are included in a number of tax returns submitted by various Shell operating companies. There is no formal tax allocation agreement between the various Shells operating companies and the Resins Business. Accordingly, the tax amounts reflected in these Combined Financial Statements have been allocated based on the amounts expected to be paid or received from the various Shell operating companies filing tax returns in which the Resins Business is included, with net operating loss and credit carryforwards recorded in the event such benefits are expected to be realized by the Shell operating companies. The provision for income taxes represents income taxes deemed paid or received for the current year plus the change in deferred taxes during the year, excluding effects related to Shell's

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

corporate restructuring program. The pro forma effect on the Consolidated and Combined Statement of Income, Owner's Equity (Deficit) of reflecting the provision for income taxes on a separate return basis is not material.

Deferred taxes result from differences between the financial and tax basis of assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Stock-Based Compensation

RPPI grants stock options to employees of the Company for a fixed number of shares with an exercise price no less than the fair value of the shares at the date of grant. The Company accounts for such stock option grants in accordance with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which permits the measurement of compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and the Company has elected to follow APB 25.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Although management believes these estimates are reasonable, actual results could differ from those estimates.

Risks and Uncertainties

The Company has operations in approximately 13 countries, and in each country, the business is subject to varying degrees of risk and uncertainty. The Company insures its business and assets against insurable risks in a manner that it deems appropriate. Because of its diversity, the Company believes that the risk of loss from non-insurable events in any one business or country would not have a material, adverse effect on its operations as a whole. Additionally, management believes there is no material concentration of risk within any single customer or supplier, except for Shell, or small group of customers or suppliers, whose failure or nonperformance would materially affect the Company's results.

Foreign Currency Transactions

For the Company's operations outside the U.S., where the local currency is considered to be the functional currency, those operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities; the average exchange rate is utilized for each period for revenues, expenses, gains and losses and cash flows. The effects of translating such operations into U.S. dollars are included as a component of owner's equity (deficit). A substantial amount of assets and liabilities outside the United States are denominated in the Euro and the Dutch guilder prior to 2001. The U. S. dollar to the Euro exchange rate was 1.13 at December 31, 2001. The U.S. dollar to the Dutch guilder exchange rate was 2.37 and 2.19 at December 31, 2000 and 1999, respectively. The effects of remeasuring those operations where the U.S. dollar is used as the functional currency, and all related transaction gains and losses, are reflected in current earnings.

The Company may utilize forward exchange contracts to hedge foreign currency transaction exposures. Gains and losses on hedging contracts are deferred and included in the measurement of the related transaction. The

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

Company did not enter into forward exchange contracts during 2001. The fair value of open forward exchange contracts was not significant at December 31, 2000 and 1999.

Environmental Costs

Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefits. Remediation liabilities are recognized when the costs are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Environmental liabilities in connection with properties that are sold or closed are realized upon such sale or closure, to the extent they are probable and estimable and not previously reserved. In assessing environmental liabilities, no set-off is made for potential insurance recoveries. Recognition of any joint and several liabilities is based upon the Company's best estimate of its final pro rata share of the liability.

Recent Accounting Pronouncements

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

As mentioned above, the Company entered into interest rate swap agreements related to the B term loan for notional amounts of $50 million, $75 million, $100 million, $25 million and $50 million that fix the LIBOR portion of our interest rates at 5.41%, 5.25%, 5.41%, 4.61% and 4.39%, respectively. The remaining duration of the interest rate swap agreements range from 2 months to 14 months. The consolidated and combined statement of income for the year ended December 31, 2001 includes interest expense at the fixed rates stated above. The Company did not hedge interest rate cash flows in the prior year period. For the year ended December 31, 2001, the Company has recognized a net $7 million charge in comprehensive income relating to SFAS 133. This charge was due to the change in the fair value of the Company's interest rate swaps as a result of declining interest rates.

In July 2001, the FASB issued SFAS 142 (Goodwill and Other Intangible Assets). This statement requires that goodwill no longer be amortized but should be tested for impairment at least on an annual basis. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, (Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of). Intangible assets with an indefinite useful life can no longer be amortized until their useful life becomes determinable. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, it does apply to any goodwill acquired in a business combination completed after June 30, 2001. Based upon its review to date of SFAS 142, the Company does not believe that any changes will be required in its current practices or procedures. The Company does not have any goodwill and other intangible assets consist of patents with a net book value of $1 million at December 31, 2001. Accordingly, our adoption of SFAS 142 on January 1, 2002 did not have a material impact on consolidated results of operations, cash flows or financial position of the Company.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

In August 2001, the FASB issued SFAS 143 (Accounting for Obligations associated with the Retirement of Long-Lived Assets). This statement requires the following: (a) an existing legal obligation associated with the retirement of a tangible long-lived asset must be recognized as a liability when incurred and the amount of the liability be initially measured at fair value, (b) an entity must recognize subsequent changes in the liability that result from the passage of time and revisions in either the timing or amount of estimated cash flows, and (c) upon initially recognizing a liability for an asset retirement obligation, an entity must capitalizes the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. Our planned adoption of SFAS 143 on January 1, 2003 is not expected to have a material impact on consolidated results of operations, cash flows or financial position of the Company.

In October 2001, the FASB issued SFAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The requirements of this statement provide that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The scope of discontinued operations will be expanded to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We do not typically dispose of significant assets that are used in the manufacturing operations and assets that are normally disposed of have a minimal net book value. Our adoption of SFAS 144 on January 1, 2002 did not have a material impact on consolidated results of operations, cash flows or financial position of the Company.

Reclassifications

Certain reclassifications were made to prior year amounts in order to conform with the current year's presentation.

3. Transactions with Related and Certain Other Parties

Related Parties

The Company and its predecessor have entered into transactions with subsidiaries and affiliates of the Royal Dutch/Shell Group of Companies. All transactions were entered into in the ordinary course of business. Upon consummation of the recapitalization, Shell, while owning a 6.8% fully diluted ownership interest in RPPI, has no operational controls or board of director representation, and therefore is no longer considered a related party. Accordingly, 2001 related party amounts are primarily attributable to transactions with Japan Epoxy Resins (our 50% equity affiliate). The aggregate amounts of related party transactions were as follows for the years ended December 31, 2001, 2000 and 1999:

2001

2000

1999

Revenues	$ 19	$ 18	$ 33
Cost and expenses:
Purchases and variable products costs	5	308	234
Operating expenses	--	85	66
Selling, general and administrative expenses	1	25	39
Research and development expenses	--	17	14

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

Revenues

Sales to related parties are derived largely from the sale of finished products. Amounts due from related parties were $4 and $3 at December 31, 2001 and 2000, respectively.

Costs and Expenses

The Company purchases a significant portion of its primary feedstocks from Shell. In instances where the Business's manufacturing facilities are operated as part of a larger Shell petrochemical and refining complex, Shell may also provide site services, utilities, materials, facilities and operatorship services ("SUMFS"). Research and development activities are performed largely by the Company's employees at Shell's technology centers in the United States and The Netherlands. In addition, Shell provided various corporate services (such as cash management, legal, marketing, benefit plans and other financial services) to the Resins Business.

Prior to the recapitalization, the costs of services were directly charged to or allocated between the Resins Business and other divisions of Shell, using methods which Shell's management considered reasonable. Allocation methods include proportionate allocation on the basis of assets, production volumes, usage, revenues and employees. Such charges and allocations are not necessarily indicative of amounts that would have been incurred had the Resins Business operated as a separate entity. As of the recapitalization, all transactions between Shell and the Company are governed by written contractual agreements that clearly define all goods and services to be delivered and the costs for such goods and services.

All charges and cost allocations for facilities, functions and services performed by Shell organizations for the Resins Business are deemed to have been paid by the Resins Business to Shell, in cash, during the period in which the cost was recorded in the Combined Financial Statements. Accordingly there was no interest expense provided since the Resins Business was in a net receivable position from Shell due to the cash management agreement.

The Company has significant transactions and relationships with affiliated entities. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

On November 14, 2000, certain officers of the Company issued notes payable totaling $1 million to the Company to purchase stock of RPPI. As of December 31, 2001, the notes payable and accrued interest amounted to $1 million.

The Company entered into a management agreement with Apollo for management consulting services. Under the agreement, Apollo shall advise the Company concerning such management matters that relate to proposed financial transactions, acquisitions and other senior management matters related to the business, administration and policies of the Company. As consideration, the Company has agreed to pay Apollo an annual fee of $1 million payable in equal quarterly installments of $0.250 million. The Company also paid approximately $4 million related to certain freight costs to Quality Distribution, Inc., an affiliate of Apollo in 2001.

During 2001, the Company paid approximately $0.6 million on behalf of RPP Inc. for legal and external audit services rendered in the ordinary course of business that have been recognized as a constructive cash dividend. In addition, RPPI made a capital contribution of approximately $1 million to us relating to pension costs.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

Other Parties

Other parties include those parties that fall outside the definition of "related parties", but with whom the Company or its related parties have a relationship that enables the parties to negotiate terms of material transactions that may not be available from other more clearly independent parties on an arm's length basis. As indicated above, Shell is not considered a related party; however, in connection with the recapitalization transaction, we entered into numerous agreements, for example, to purchase feedstocks and to receive site services for: utilities, materials, facilities and operatorship services that are significant to our operations. See Note 12 for more details on our commitments surrounding certain agreements with Shell. The total net payable, outstanding under these contracts as of December 31, 2000, was approximately $38 million and the Company expensed $63 million for the two months from the inception of the Transaction to December 31, 2000. During 2001, the Company paid Shell $361 million for these various agreements and Shell paid us $21 million for certain site services that we provided to Shell. At December 31, 2001, accounts payable and accounts receivable related to Shell were $23 million and $3 million, respectively.

4. Inventories of Products

Product inventories are valued at the lower of cost or net realizable value, cost being determined using either a weighted-average or FIFO method. Effective November 1, 2000, the Company changed its inventory accounting policy in the U.S. from LIFO (Last In First Out) to FIFO (First In First Out). The change was made to provide better matching of revenues and expenses.

Total inventories at December 31, 2001 and 2000 were comprised of the following:

	2001	2000
Raw materials	$ 11	$ 17
Finished products	108	121
Materials and supplies	10	11
Total	$129	$149

5. Property, Plant and Equipment

Property, plant and equipment consists primarily of manufacturing assets as follows:

	December 31,
	2001	2000
Plant and equipment	$ 994	$ 983
Office buildings	32	32
Other assets	21	32
Total	$1,047	$1,047
Less: accumulated depreciation	(652)	(636)
Net property, plant and equipment	$ 395	$ 411

____________

During 2001, the Company incurred approximately $29 million for repairs and maintenance related to property, plant and equipment. Also in 2001, the Company entered into capital lease agreements resulting in $1 million of plant and equipment. Substantially all current and future assets are pledged as security under the Company's credit agreement.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

6. Investments in Equity Affiliates

Investments in affiliates, accounted for using the equity method, are as follows as of December 31, 2001 and 2000:

Joint venture	Country of incorporation	Percentage holding	2001	2000
Japan Epoxy Resins (formerly Yuka Shell Epoxy K.K.)	Japan	50%	$7	$10

7. Income Taxes

The income tax expense consists of the following:

	2001	2000	1999
U.S. and other income taxes:
Current income tax--U.S.	$--	$12	$34
Current income tax--outside U.S.	--	14	7
Deferred income tax--U.S.	10	(12)	(1)
Deferred income tax--outside U.S.	1	2	5
Total	$11	$16	$45

Deferred income taxes are provided for the temporary differences between the book and tax basis of the Resins Business's assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows

	2001	2000
Deferred tax assets:
Environmental liabilities and other	$ 5	$ 1
Tax loss carryforwards	31	25
Total deferred tax assets	36	26
Deferred tax liabilities:--
Items associated with capitalized costs:
Other	(1)	(5)
Depreciation and amortization	(60)	--
Total deferred tax liabilities	(61)	(5)
Net deferred tax asset (liabilities)	$ (25)	$ 21

Historically, our operations have been included in the tax returns submitted by various Shells operating companies. The tax amounts reflected in our historical results have been allocated based on the amounts expected to be paid or received from the various Shell operating companies filing tax returns in which our operations were included.

As part of the recapitalization transaction, the Company made a Section 338(h)(10) election for U. S. tax purposes for the year ended December 31, 2000.  As a result, the tax basis of the U.S. assets were stepped-up to their fair value and a deferred tax asset of $112 million was recorded.  The Company has reclassified amounts within Owner's Equity (Deficit) for the year 2000 to give effect to this election.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

During 2001, the tax effect of the Section 338(h)(10) election was adjusted by approximately $31 million relating to differences between tax and book basis in connection with the changes in the allocation of the purchase price. This adjustment was treated as a reduction of the Member Interest.

The corporate restructuring program (see Note 1) resulted in changes in the tax basis of certain of the Resins Business assets. Due to the related party nature of this restructuring, the changes in the deferred tax balances relating to these changes in the tax basis have been recorded through owner's equity (deficit). A deferred tax liability of $11 million resulted from the tax basis changes for the year ended December 31, 1999.

Deferred tax assets and liabilities are recorded in the accompanying Consolidated and Combined Balance Sheet as follows:

	2001	2000
Current assets	$ 2	$ 1
Noncurrent assets	34	25
Current liabilities	(1)	--
Noncurrent liabilities	(60)	(5)
	$(25)	$ 21

Total income tax expense for the years 2001, 2000 and 1999 was equivalent to effective tax rates of 43%, 46% and 36%, respectively. Income before income taxes attributable to U.S. and non-U.S. operations was as follows:

	2001	2000	1999
U.S.	$ 29	$ (5)	$ 89
Non-U.S.	(3)	40	33
	$ 26	$ 35	$ 122

Reconciliation of actual tax expense to the expected tax expense calculated at the U.S. Statutory rate (35%) is as follows:

	2001	2000	1999
Tax at 35%	$9	$12	$44
Non-deductible expenditures	--	1	--
State taxes, net	1	(1)	2
Expense (benefit) of Foreign Sales Corporation	--	2	(2)
Effect of different tax rates in non-U.S. jurisdictions	2	2	1
Other	(1)	--	--
Total	$11	$16	$45

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

8. Pension Plans, Other Post Retirement Benefits and 401(k) Plan

Effective December 1, 2000, the Company began providing defined pension and other post-retirement benefit plans ("OPEBs") to employees in the U.S. and internationally. The OPEBs primarily consist of retiree medical benefits. As of December 31, 2001 approximately 504 employees in the U.S. and 385 employees internationally participate in these plans. The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans for the years ended December 31, 2001 and 2000:

	2001		2000
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in benefits obligation
Benefits obligation at beginning of year	$ 77	$ 20	$ 76	$ 19
Service cost	5	1	1	1
Interest cost	5	1	--	--
Actuarial (gain)loss	(7)	(5)	--	--
Transfer adjustment*	(16)	--	--	--
Benefits obligation at end of year	$ 64	$ 17	$ 77	$ 20

Change in plan assets
Fair value of plan assets at beginning of year	$ 70	$ --	$ 70	$ --
Transfer adjustment*	(19)	--	--	--
Fair value of plan assets at end of year	$ 51	$ --	$ 70	$ --
Funded status	(13)	(17)	(7)	(20)
Unrecognized net actuarial loss(gain)	2	(3)	--	--
Accrued cost	$ (11)	$ (20)	$ (7)	$ (20)

Weighted-average assumptions**
Discount rate	3.5-7.25%	6.5-7.25%	3.5-7.8%	6.5%-7.8%
Expected return on plan assets	8.0-9.0%	N/A	8.0-9.5%	N/A
Rate of compensation increase	2.0-4.5%	N/A	2.0-4.5%	N/A

Service cost	$ 5	$ 1	--	--
Interest cost	5	1	--	--
Expected return on assets	(6)	--	--	--
Net periodic cost	$ 4	$ 2	$ --	$ --

__________

*The transfer adjustment relates to Shell employees that decided not to remain with RPP LLC's pension plans.

**The range of rates represents the applicable countries assumed rates.

During 2001, the Company established a nonqualified deferred compensation plan for U. S. employees who are participants in the RPP Inc. stock option plan. Participants may elect to defer up to 50% of base wages and 100% of bonus pay and stock option compensation. The participants deferred compensation contributions are made to a rabbi trust. The Company's obligations under this plan are unfunded; however, the Company must pay tax on compensation that is deferred by the participant. The participant is required to reimburse the Company for taxes once the funds are withdrawn from the plan.

Effective December 1, 2000, the Company established a 401(k) plan as an additional retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

 after-tax contributions ranging from 1% to 16% and 1% to 21%, respectively. Employees are eligible to participate in the Company contributions after completion of two years of service. Company contributions range from 3, 5 and 10 percent after completion of service of 2, 5 and 9 years, respectively.

Company contributions amounted to $2 million and less than $1 million for the years ended December 31, 2001 and 2000, respectively.

Prior to the recapitalization, certain of the Resin Business's U.S. employees participated in the Shell Oil Company Pension Plan (a defined benefit plan) and the Shell Provident Fund (a defined contribution plan). The Resins Business's allocated share of contributions to these plans was $2 in each of 2000 and 1999. Prior to the recapitalization, substantially all of the Resins Business U.S. employees participated in Shell Oil Company sponsored post retirement benefit plans that provided healthcare and life insurance benefits for retirees and their eligible dependents. Such plans are unfunded, and the costs are shared by Shell Oil Company and its employees. The Resins Business allocated share of expense for such post retirement plans was $1 in each of 2000 and 1999.

Prior to the recapitalization, certain of the Resins Business employees based outside the U.S. participated in various Shell defined benefit and defined contribution pension schemes and post retirement benefit plans. The Resins Business allocated share of contributions to these plans was $0 and $2 in 2000 and 1999, respectively.

Pension and other retirement obligations related to the aforementioned funded pension plan and unfunded OPEB plan totaled $31 and $27 as of December 31, 2001and 2000, respectively.

9. Long-term Debt

Long-term debt at December 31, 2001 and 2000, consisted of the following (in millions):

	2001	2000
Senior Subordinated Notes	$275	$200
Term Loan A	72	108
Term Loan B	225	350
European Revolver	--	23
US Revolver	--	3
Total long-term debt	$572	$684
Net premium(discount) on senior subordinated notes	3	(3)
Less current portion of long-term debt	--	(7)
	$575	$674

In November 2000, RPP LLC and RPP Capital issued $200 million aggregate principal amount of 13 1/2% Senior Subordinated Notes due 2010 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. These notes were issued to bondholders at a discount of $3 million, and accordingly, we received gross proceeds of $197 million from the offering of these notes. In May 2001, RPP LLC and RPP Capital registered an identical series of notes with the Securities and Exchange Commission and completed an exchange of all of the unregistered $200 million of notes for the existing registered notes. On November 14, 2001, RPP LLC and RPP Capital issued $75 million aggregate principal amount of unregistered notes in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. The notes were issued to the bondholders at a premium of $5.1 million, plus accrued interest from May 15, 2001 and accordingly, we received gross proceeds of $85.1 million from the offering of the notes. In January 2002, RPP LLC and RPP Capital registered an identical series of notes

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

 with the Securities and Exchange Commission and subsequently completed an exchange of all of the $75 million of unregistered notes for the existing registered notes. All the exchanged notes of $200 million and $75 million will be treated as a single class of securities under the indenture. The notes may be redeemed in whole at any time or in part from time to time, on and after November 15, 2005, at certain specified redemption prices.

The notes are senior subordinated unsecured obligations ranking junior in right of payment to all of our existing and future senior debt and all liabilities of our subsidiaries that do not guarantee the notes. The indenture governing the notes imposes certain restrictions on us, including, among others, restrictions on our ability to incur indebtedness, pay dividends, make investments, create liens, sell our assets and enter into transactions with our affiliates. The net proceeds from the issuance of the $200 million of notes were used to finance in part the recapitalization and related transaction costs and expenses. The net proceeds from the issuance of the $75 million of notes were used to repay borrowings under the credit agreement. Interest on the notes is payable semi-annually in cash on each May 15 and November 15, which began May 15, 2001 and maturing on November 15, 2010.

On November 14, 2000, RPP Inc., RPP LLC, RPP Capital and Resolution Nederland B.V. entered into a $600 million credit agreement with a syndicate of financial institutions. The credit agreement provides for a six-year euro equivalent $100 million (at issuance) A Euro Term Loan ("term loan A") and an eight-year $350 million B Term Loan ("term loan B"). Each term loan was fully funded on November 14, 2000 and used to finance the recapitalization transactions, including certain related costs and expenses. In addition, the credit agreement provides for a six-year $150 million revolving credit facility, to be used for, among other things, working capital and general corporate purposes of ours and our subsidiaries, including without limitation, certain permitted acquisitions. The revolving credit facility also includes a sub-limit for letters of credit in an amount not to exceed $50 million. At December 31, 2001, we had $72 million outstanding under the term loan A, $225 million outstanding under the term loan B, and no borrowings outstanding under the revolving credit facility. In addition, we had $2 million in letters of credit reserved under the revolving credit facility. This resulted in a borrowing capacity of $148 million. During 2001, we made voluntary payments of $69.1 million under the credit agreement.

The credit agreement is secured by substantially all current and future assets of RPP LLC, including a pledge of 100% of the stock of our domestic subsidiaries and 66 2/3% of the stock of our foreign subsidiaries. Our borrowings and those of our subsidiaries under the credit agreement are guaranteed by RPP Inc. and borrowings by our indirect subsidiary, Resolution Nederland B.V., are also guaranteed by us. The credit agreement limits the payment of certain dividends. The credit agreement requires us to maintain certain minimum financial covenants including minimum financial covenants such as a minimum interest coverage ratio and a maximum total leverage ratio. On November 6, 2001, we entered into an amendment to the credit agreement, which, among other things, permitted us to issue the $75 million of notes so long as we prepaid the term loans with the proceeds therefrom. In addition we amended our financial covenants regarding consolidated interest coverage and adjusted total leverage. As of December 31, 2001, we were in compliance with each of our financial covenants under the credit agreement. In addition, the credit agreement is not subject to a borrowing base limit on availability. Payment of borrowings under the credit agreement may be accelerated if an event of default occurs. Events of default under the credit agreement include our failure to pay principal or interest when due, a material breach of any representation or warranty, covenant defaults, events of bankruptcy and a change of control.

While the effective interest rate on the $75 million notes is higher than that of the related senior debt that was retired from the proceeds there from, as a result of the offering of $75 million of notes, we realized greater flexibility in our debt structure along with an easing of certain covenants through an amendment to the credit agreement with our senior debt holders relating to the consolidated interest coverage and adjusted total leverage.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

Borrowings that are maintained as dollar term loans or loans under the revolving credit facility denominated in dollars, accrue interest at either Citibank's prime lending rate or the eurodollar rate plus, in each case, a margin ranging from 1.25% to 3.75%, which margin is dependent upon our leverage as determined on a quarterly basis. Interest rates on the borrowings maintained as euro term loans or loans under the revolving credit facility denominated in euros accrue interest at the euro rate plus a margin ranging from 2.25% to 3.0% depending on our leverage, as determined on a quarterly basis.

Interest period elections generally range from one to six months, or to the extent available, nine or twelve months for eurodollar and euro rate loans. With respect to eurodollar loans and euro rate loans, interest is payable at the end of each interest period or, for interest periods longer than three months, at least every three months. During the year ended December 31, 2001, we entered into interest rate swap agreements related to the term loan B for notional amounts of $50 million, $75 million, $100 million, $25 million and $50 million. The interest rate swap agreements fix the LIBOR portion of our interest rates at 5.41%, 5.25%, 5.41%, 4.61% and 4.39%, respectively.

With respect to base rate loans, interest is payable quarterly on the last business day of each fiscal quarter, when the loan is converted to a euro rate loan or it is repaid. Calculation of all interest expense is based on the actual number of days elapsed in a year comprising 360 days. For each drawn letter of credit, we are required to pay a per annum fee equal to the spread over the eurodollar rate for the revolving credit facility, a fronting fee equal to  1/4 of 1% on the aggregate daily stated amount of each letter of credit, plus administrative charges. Additionally, we will pay a commitment fee ranging from 0.375% to 0.500% per annum, depending on our leverage ratio, which commitment fee is payable quarterly on the unused portion of the revolving credit facility.

Term loan A under the credit agreement required quarterly principal reductions that began on March 31, 2001 and continuing through November 14, 2006. As a result of prepayments, no further mandatory payments are required until September 2004. As a result of the prepayments made on the term loan B, quarterly principal reductions are no longer required. The next scheduled principal payment related to term loan B is $225 million on November 14, 2008. Also, we may be required to make mandatory additional principal reductions under the credit agreement if we have excess cash flow or if we sell assets, issue additional debt, issue preferred or common equity or receive insurance proceeds.

Current maturities of long-term debt, including the Senior Subordinated Notes, for the years ending December 31, are as follows (in millions):

2002	$ --
2003	--
2004	1
2005	3
2006	68
Thereafter	500
$572

  Obligations Under Capital Leases

During the quarter ending September 30, 2001, the Company has entered into a five to seven year leases for equipment at an aggregate annual rental of $0.3 million. The equipment has been capitalized at its fair market value of $1.2 million, which approximates the present value of the minimum lease payments.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

11. Contingencies and Other Matters

In the ordinary course of business, the Company is subject to various laws and regulations and, from time to time, litigation. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or results of operations of the Company. Management is not aware of any pending actions against the Company.

As mentioned above, our business is subject to various federal, state, local and foreign laws and regulations which govern environmental health and safety ("EHS") related matters. Compliance with these laws and regulations requires substantial continuing financial commitments and planning. Moreover, the laws and regulations directly affect how we operate our business. The financial commitments consist of environmental costs for normal day to day operations, voluntary and mandatory matters as well as remediation issues.

As of December 31, 2001, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology.

We have determined that an environmental remediation liability is not needed since we are not aware of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

As mentioned above, the Company has substantial continuing financial commitments for compliance of environmental matters. During 2001, the Company expended a total of $3 million in related mandatory EHS capital projects. Also during 2001, the Company expensed approximately $1 million of mandatory EHS costs not reimbursed by Shell. We expect a similar operating environmental commitment to continue in future years; however, the level of financial commitment may increase if the environmental laws and regulations become more stringent.

12. Leases and Other Commitments

Effective January 1, 2000, the Company entered into contractual agreements with Shell and other third parties for the supply of site services, utilities, materials and facilities (SUMF services) and for operation and maintenance services (OMS services) necessary to operate the Company on a stand-alone basis. The duration of the contracts range from one year, or less, to 20 years, depending on the nature of services. Such contracts may be terminated by either party under certain conditions as provided for in the respective agreements; generally, 90 days notice is required for short-term contracts and three years notice is required for longer-term contracts (generally in excess of five years). Contractual pricing generally includes a fixed and variable component.

Also effective January 1, 2000, the Company entered into contractual agreements with Shell and other third parties for the purchase of feedstocks. The terms of the agreements vary from three to ten years, extendable at the Company's request and cancelable by either party as provided for in the respective agreements. Feedstock prices are based on market prices less negotiated volume discounts or cost input formulas.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

In July 1999, Shell repurchased for $71 million certain equipment used in the Company's U.S. operations and previously held under an operating lease pursuant to a sale and leaseback transaction executed by Shell in December 1998. No gain or loss associated with the sale and leaseback transaction was attributable to the Resins Business in 1998.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2001:

Total
2002	$ 6
2003	6
2004	5
2005	5
2006 and thereafter	4
Total minimum lease payments	$ 26

Rental expense under operating leases was $5, $4 and $5 in 2001, 2000 and 1999, respectively.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

13. Segment and Related Information

Using guidelines set forth in SFAS No.131, Disclosures about Segments of an Enterprise and Related Information, the Company has identified three reportable segments based on geographic information: (i) U. S., (ii) Europe and Africa, and (iii) Asia Pacific and Middle East. Management operates its business through geographic regions and is not organized nor does it prepare discreet financial information by product line within the geographic regions.

Selected financial data by geographic region are presented below:

	U. S.	Europe and Africa	Asia Pacific and Middle East	Elim's	Total
As of and for the year ended December 31, 2001:
Revenues from external customers	$444	$399	$20	$--	$863
Intersegment revenues*	29	274	3	(306)	--
Depreciation and amortization expense	23	11	--	--	34
Special charges	10	5	--	--	15
Total Costs**	354	394	21	--	769
Operating income	90	5	(1)	--	94
Total assets	423	305	6	--	734
Equity investments in and advances to unconsolidated subsidiaries	--	7	--	--	7
Expenditures for long-lived assets	11	13	--	--	24

As of and for the year ended December 31, 2000:
Revenues from external customers	$523	$397	$ 29	$ --	$949
Intersegment revenues	32	244	4	(280)	--
Depreciation and amortization expense	24	10	--	--	34
Special charges	45	4	--	--	49
Total Costs	519	360	29	--	908
Operating income	4	37	--	--	41
Total assets	441	340	11	--	792
Equity investments in and advances to unconsolidated subsidiaries	--	10	--	--	10
Expenditures for long-lived assets	8	10	--	--	18

As of and for the year ended December 31, 1999:
Revenues from external customers	$508	$362	$ 72	$ --	$942
Intersegment revenues	51	260	2	(313)	--
Depreciation and amortization expense	20	14	--	--	34
Special charges	3	2	1	--	6
Total Costs	425	329	68	--	822
Operating income	83	33	4	--	120
Total assets	431	331	20	(39)	743
Equity investments in and advances to unconsolidated subsidiaries	--	12	--	--	12
Expenditures for long-lived assets	74	31	--	--	105

________

* The inter-segment revenue includes the impact of certain royalty, commission sales and manufacturing service arrangements between the U. S. and European segments. Most notably, under the

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

manufacturing service arrangement, the U. S. engaged Europe to manufacture and supply product to certain of the U.S. global customers located in Asia. Accordingly, Europe's revenues in 2001 decreased by $11 million through inter-segment billings from the U. S. in connection with the net sales earned by the U. S. on these European export sales to Asian customers. Similarly, under certain other royalty and commission sales arrangements, Europe's revenues in 2001 decreased by another $3 million through inter-segment billings from the U. S.

** The total cost includes the impact of a global procurement arrangement between the U. S. and Europe. Under this arrangement, the U. S. effectively negotiated the terms of certain feedstock contracts on Europe's behalf and has agreed to bear the additional burden or benefit of these contract prices when compared to the prevailing market prices of these feedstocks, using a combination of monthly spot and quarterly contract prices. Accordingly, Europe's feedstock costs in 2001 increased by $34 million through an inter-segment billing from the U. S. for the respective difference between the contract and prevailing market prices on selected feedstocks posted in Europe.

Revenues from external customers for each product group are presented below:

	December 31,
	2001	2000	1999
BPA	$183	$219	$194
ECH	39	48	54
Resins	550	585	584
Versatics	87	90	102
Other	4	7	8
Total Revenues	$863	$949	$942

Selected information on a per domicile country basis is presented below:

Revenues:	December 31,
	2001	2000	1999
U.S.	$474	$551	$533
Netherlands	390	363	330
Germany	112	93	73
Other(1)	193	222	319
Intercompany	(306)	(280)	(313)
Total	$863	$949	$942

Net Long Lived Assets:(2)	December 31,
	2001	2000	1999
U.S.	$233	$245	$263
Netherlands	156	163	173
Germany	4	4	--
Other(1)	10	12	12
Intercompany	--	--	--
Total	$403	$424	$448

(1) Other consists of other foreign countries that individually account for less than 10% of the total revenues.

(2) Net long-lived assets include property, plant and equipment, patents and investment in equity affiliates.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

Sales revenues are attributed to geographic regions based on the location of the manufacturing facility and/or marketing company, and are not based on location of customer. Intersegment amounts represent sales transactions within and between geographic regions.

Bayer AG accounted for approximately 9% in 2001 and 10% of our revenues 2000 and 1999. Bayer AG has developed its own internal capability for producing BPA and has been reducing its purchases of BPA from us. Sales of BPA to Bayer AG should continue to decrease in 2002 below current levels as the contract with Bayer AG expires on December 31, 2002.

14. The Transaction

On November 14, 2000, RPP LLC and its affiliates acquired the Resins Business of Shell. Furthermore, on such date, Shell and RPP Inc. completed their sale to RPP Holdings LLC, an affiliate of Apollo Management IV, L.P., whereby RPP Holdings acquired control of RPP Inc. in a recapitalization transaction ("the Transaction"). The purchase price was approximately $840 million (net of $18 million of excess cash at RPP LLC), subject to adjustment, and a contingent subordinated note for up to $127 million (the "Earn-out"), to be issued by RPP Inc., our parent. Immediately following the Transaction, on a fully-diluted basis for all management options and stock issuable under RPP Inc.'s stock option plan, Apollo Management and certain co-investors own (through their ownership of RPP Holdings) approximately 81.9% of the outstanding common stock of RPP Inc., management owns (through its ownership of RPP Holdings and RPP Inc.) approximately 11.3% of the outstanding common stock of RPP Inc. and Shell owns approximately 6.8% of the outstanding common stock of RPP Inc. In November 2000, RPP LLC paid $12 million to Shell relating to certain expenses incurred prior to the Transaction. This payment was treated as a distribution to parent in the Owner's Equity (Deficit) for the year ended December 31, 2000.

The acquisition has been accounted for as a leveraged recapitalization. The excess of the purchase price over the net assets acquired was recorded in Owner's Equity (Deficit).

The consolidated net loss for the period November 1, 2000 to December 31, 2000 was $28. The difference between the net income for the year ended December 31, 2000 of $19 and the net loss for the period November 1, 2000 to December 31, 2000 was classified as part of predecessor Owner's investment in Owner's Equity (Deficit).

  Special Charges

2001 Transition Costs

For the year ended December 31, 2001, the Company expensed certain costs totaling $15 million for the year. These costs were primarily transitional costs that are non-recurring in nature that relate to $3 million of severance costs and $12 million of exit/relocation costs. The Company previously announced a restructuring program which covers the relocation or termination of employees, closing of foreign offices, and cancellation of Service Level Agreements ( "SLA's") and certain other agreements in place prior to the Transaction. As a result of the restructuring program, 35 employees were terminated in 2001. The $3 million balance in the accrual for severance costs at December 31, 2001 represents payments to be made over time for employee terminations during the year. In addition, seven foreign locations are in the process of being closed pending regulatory approval as of December 31, 2001. The Company expects to complete the restructuring program by the end of 2002. Also included in the special charges is approximately $1 million related to environmental expenses that relate to pre-acquisition period.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

The following is a reconciliation of the exit/relocation and severance liability:

	December 31, 2000	Additions	Deductions	December 31, 2001
Exit/ relocation cost	$ --	$12	$12	$ --
Severance	--	3	--	$ 3
	$ --	$15	$12	$ 3

2000 Transaction and Transition Costs

In connection with the recapitalization transaction, the Company expensed certain costs totaling $49. The transaction costs were directly related to the acquisition, and consisted primarily of outside professional services.

These costs were primarily transitional costs that are non-recurring in nature and relate to charges required to establish RPP LLC as an independent entity, and consisted of the following:

  $31 of transaction costs relating to transaction due diligence and activities associated with the sale and recapitalization, including approximately $21 in legal fees and other due diligence fees, and $10 in financial services and advice.

  $18 of transition costs, the majority of which related to activities required to become an independent entity including organizational design, recruiting, establishment of fit for purpose work processes, information service fees as well as establishment of a new brand.

1999 Employee Severance Costs

The Resins Business of Shell recorded charges for employee severance of approximately $6 million during the year ended December 31, 1999 representing an allocation of its proportionate share of a comprehensive Shell Chemicals severance program announced in December 1998.

16. Fair Value of Financial Instruments

The Company does not hold or issue financial instruments for trading purposes.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values, principally due to the short-term maturities of these instruments. The estimated fair value of the Senior Subordinated Notes is based on the most recently available trading prices. The carrying amounts for the Term Loans are reasonable estimates of fair values, principally due to their relatively short-term maturities and the lack of markets for these instruments.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

The estimated fair values of financial instruments are as follows:

	2001		2000
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets:
Cash and cash equivalents	$ 6	$ 6	$ 19	$ 19
Accounts receivable, net	110	110	148	148
Financial liabilities:
Current liabilities	136	136	152	152
Long-term debt--principal:
Senior subordinated notes, including current portion	278	304	197	203
Term loan A	72	72	108	108
Term loan B	225	225	350	350
Revolver loans	--	--	26	26

17. Stock Option Plan

RPP Inc. has adopted a stock option plan pursuant to which options with respect to a total of 60,000 shares of RPP Inc.'s common stock are available for grant to employees of, consultants to, or directors of RPP Inc. or RRP LLC. The board of directors of RPP Inc. or a compensation committee appointed from time to time by the board of directors administers the option plan. The right to grant options under the option plan will expire on the tenth anniversary of the closing date of the Transaction. Options granted under the plan are or will be either nonqualified or incentive stock options.

Options are granted in amounts and at such times and to such eligible persons as determined by the board of directors of RPP Inc. or the compensation committee. Options will vest in accordance with a schedule as determined by the Board of directors of RPP Inc. or the compensation committee and this vesting schedule will be outlined in the optionee's option agreement. We expect options to vest as follows:

  One-third of the options will be time vesting options and will vest in equal increments over five years, ending on November 14, 2005. However, upon termination of a grantee's employment without cause or for good reason within six months following the sale of RPP Inc. for cash or any transaction in which RPP Holdings sells at least fifty percent of its shares of common stock of RPP Inc. acquired by it, all of the time vesting options allocated to such terminated employee shall vest immediately on such termination.

  Two-thirds of the options will be performance options and will vest on November 14, 2008, the eighth anniversary of the closing date of the Transaction. The amount vested will be based on the operating results achieved by the business. However, vesting of all or a portion of the performance options will be accelerated upon the consummation of a sale of RPP Inc. for cash, or any transaction in which Apollo sells at least fifty percent of shares of common stock of RPP Inc. acquired by it.

The vesting of options will occur only during an employee's term of employment. All unvested options will be forfeited upon a termination of employment.

The board of directors of RPP Inc. or the compensation committee will determine the exercise price for the options based on reasonable and customary methods for determining fair values when there is no established trading market. The initial exercise price was the same as the per share price being paid by RPP Holdings in the

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

 recapitalization. The options will expire on the thirtieth day immediately following the eighth anniversary of issuance.

Upon a termination of employment, RPP Inc. and RPP Holdings have certain repurchase rights. Upon a sale of RPP Inc. for cash or the occurrence of any transaction in which RPP Holdings sells at least 50% of the shares of common stock acquired by it, RPP Inc. also has certain repurchase rights. The weighted-average remaining contractual life of outstanding options at December 31, 2001 was approximately 7 years.

A summary of the Option Plan as of December 31, 2001, and changes during the years ended December 31, 2001 and 2000 are presented below:

	Number of shares covered by options	Weighted average exercise price
Outstanding at January 1, 2000	--	--
Granted	49,020	$100
Exercised	--	--
Cancelled	360	$100
Outstanding at December 31, 2000	48,660	$100
Granted	15,330	$207
Exercised	--	--
Cancelled	4,758	$100
Outstanding at December 31, 2001	59,232	$128

Exercisable at December 31, 2000	--	--
Exercisable at December 31, 2001	2,926	$100

The Company has elected to follow APB 25 and related interpretations in accounting for employee stock options. The options granted were valued using the fair value approach which represents the market value calculated in-house using reasonable and customary methods for determining values when there is no established trading market. Accordingly, no compensation expense has been recognized for these stock options. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model, and was not material.

18. Supplemental Cash Flow Information

The Company translates its foreign subsidiaries financial statements for consolidation in accordance with SFAS 52 (Foreign Currency Translation) using the current rate method. As a result, the statement of cash flows is affected by the non-cash foreign currency translation adjustments that are pervasive in the consolidated balance sheet. The statement of cash flows has been adjusted to exclude the non-cash effects of the foreign currency translation adjustments.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars)

19. Capital Contributions

In connection with the recapitalization transaction described in Note 1, a working capital settlement in the amount of $16 million was received in 2001. Of the $16 million, $15 million was related to a purchase price adjustment for a working capital true up at date of acquisition in accordance with the purchase agreement. The acquisition had been accounted for as a leveraged recapitalization and the excess of the purchase price over the net assets acquired was recorded in Owner's Equity (Deficit). In addition, included in the purchase price adjustments is $4 million that represents additional amounts recorded in connection with the January 2001 purchase of the French subsidiary.

Also, during 2001, RPPI made a capital contribution of approximately $1 million to the Company relating to reimbursements of certain pension costs.

Return to Index

RESOLUTION PERFORMANCE PRODUCTS LLC

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions of U. S. Dollars)

		Additions
Description	Balance at January 1, 2000	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at December 31, 2000
Allowance for doubtful accounts	$--	3	--	--	$3
Allowance for inventory obsolescence	$--	5	2	--	$7

		Additions
Description	Balance at January 1, 2001	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at December 31, 2001
Allowance for doubtful accounts	$3	--	--	--	$3
Allowance for inventory obsolescence	$7	1	--	5	$3

Return to Index