Form 10-Q
period 2002-03-31
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2002-05-08
CIK 1132423, 1132424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes X No

At April 30, 2002, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation.

Item 1. Financial Statements

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions of U. S. dollars, except for Units)

	March 31,	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 9	$ 6
Receivables, less allowance of $3 and $3, respectively	110	110
Due from related parties	3	4
Prepaid assets	8	11
Inventories, less allowance of $3 and $3, respectively	131	129
Taxes receivable	17	17
Deferred income taxes	2	2
Total current assets	280	279

Property, plant and equipment, at cost, less accumulated depreciation	396	395
Intangible assets, at cost, less accumulated amortization	18	19
Investments in equity affiliate	7	7
Deferred income taxes	33	34
Total assets	$ 734	$ 734

Liabilities and Owner's Deficit
Current liabilities:
Accounts payable-trade	$ 92	$ 96
Other payables and accruals	44	36
Due to related parties	1	1
Taxes payable	2	2
Deferred income taxes	-	1
Current portion of long-term debt	1	-
Total current liabilities	140	136

Capital lease obligation	2	1
Interest rate swap obligation	-	5
Deferred income taxes	63	60
Pensions and other retirement plan obligations	27	31
Long-term debt	568	575
Total liabilities	800	808
Commitments and contingencies (Note 11)
Owner's deficit:
Member interest, 1,000,000 units authorized and issued	101	101
Accumulated deficit	(68)	(73)
Accumulated other comprehensive loss	(99)	(102)
Total owner's deficit	(66)	(74)
Total liabilities and owner's deficit	$ 734	$ 734

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in millions of U.S. dollars)

	Three months ended
	March 31,
	2002	2001

Revenues	$ 187	$ 229
Cost and expenses:
Purchase and variable product costs	101	142
Operating expenses	31	32
Selling, general and administrative	16	15
Depreciation and amortization	8	9
Research and development	5	7
Special charges	1	8
Total	162	213

Operating income	25	16

Interest expense, net	16	17

Income (loss) before income taxes	9	(1)
Income tax expense (benefit)	4	(1)
Net income	$ 5	$ -

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENT OF OWNER'S DEFICIT (Unaudited)

(in million of U. S. dollars)

Accumulated
Other
	Member	Accumulated	Comprehensive		Comprehensive
	Interest	Deficit	Loss	Total	Income
Balance, December 31, 2001	$ 101	$ (73)	$ (102)	$ (74)
Net income		5		5	$ 5
Interest rate swap, net of tax			3	3	3
Comprehensive income					$ 8
Balance, March 31, 2002	$ 101	$ (68)	$ (99)	$ (66)

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions of U. S. dollars)

	Three Months Ended
	March 31,
	2002	2001
Cash flows provided by (used for) operating activities:
Net income	$ 5	$ -
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8	9
Deferred income taxes	3	(3)
Pensions and other retirement plans obligation	(3)	3
Changes in operating assets and liabilities:
Receivables, net	(1)	(3)
Due from related parties	1	(1)
Prepaid assets	3	1
Inventories	(3)	(7)
Payables and accruals	4	28
Taxes payable	-	16
Net cash provided by operating activities	17	43

Cash flows provided by (used for) investing activities:
Capital expenditures	(6)	(8)
Purchase of France subsidiary	-	(1)
Distributions from equity affiliates	-	1
Net cash by used for investing activities	(6)	(8)

Cash flows provided by (used for) financing activities:
Proceeds from long-term debt	20	34
Repayments of long-term debt	(28)	(81)
Net cash used for financing activities	(8)	(47)
Net increase (decrease) in cash and cash equivalents	3	(12)
Cash and cash equivalents at beginning of period	6	19
Cash and cash equivalents at end of period	$ 9	$ 7

Supplemental cash flow information on non cash transactions:
Capital lease obligation incurred	$ 2	$ -
Trade notes payable incurred	$ 3	$ -

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

1. Organization, Formation and Basis of Presentation

The consolidated financial statements include the consolidated operations of Resolution Performance Products LLC ("RPP LLC", or the "Company"), and its wholly owned subsidiaries including RPP Capital Corporation ("RPP CC"). RPP LLC is a wholly owned subsidiary of Resolution Performance Products Inc. ("RPPI").

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete audited financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the Resolution Performance Products LLC Annual Report on Form 10-K for the year ended December 31, 2001, including the consolidated and combined financial statements and notes thereto contained therein. Certain amounts from the prior period have been reclassified to conform to the current period presentation.

2. Inventories of Products

Product inventories are valued at the lower of cost or net realizable value, cost being determined using a FIFO (First In First Out) method. Effective January 2002, the company changed its inventory accounting policy in Europe from the weighted-average method to FIFO. The change was made for consistency with the inventory accounting policy in the United States and because the FIFO method provides for a better matching of revenues and expenses. The effect of this change was not material due to the Company's fairly rapid inventory turnover. Historically, the Company's inventory turnover has averaged about sixty days.

Total inventories at March 31, 2002 and December 31, 2001 were comprised of the following (in millions of U. S. dollars):
	March 31,	December 31,
	2002	2001
Raw materials	$ 8	$ 11
Finished products	112	108
Materials and supplies	11	10
Total	$131	$129

3. Long-term Debt

Long-term debt at March 31, 2002 and December 31, 2001 consisted of the following (in millions of U. S. dollars):

	March 31,	December 31,
	2002	2001
Senior Subordinated Notes	$ 275	$ 275
Term Loan A	71	72
Term Loan B	218	225
Other	2	-
Total long-term debt	566	572
Net premium (discount) on senior subordinated notes	3	3
Less current portion of long-term debt	(1)	-
	$568	$ 575

During the quarter ended March 31, 2002, we borrowed $20 million and made payments of $28 million, which includes a voluntary principal payment of $7.5 million, under the credit agreement. Other long-term debt consists of trade notes payable totaling $2.7 million that bear interest rates ranging from 6.75 to 7.98 percent and are unsecured and payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. Annual payments will average approximately $1.0 million.

4. Obligations Under Capital Leases

During the quarter ending March 31, 2002, the Company has entered into a number of three-year leases for equipment at an aggregate annual rental of $0.8 million. The equipment has been capitalized at its fair market value of $2 million, which approximates the present value of the minimum lease payments.

5. Interest Rate Swaps

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

As of March 31, 2002, the Company has interest rate swap agreements related to the term loan B for notional amounts of $100 million, $50 million and $50 million that fix the LIBOR portion of our interest rates at 5.41%, 5.41%, and 4.39%, respectively. The remaining duration of the interest rate swap agreements range from 8 to 11 months and have a combined fair market value obligation of $4.6 million. The $4.6 million obligation was included in other payable and accruals.

6. Transactions with Related Parties and Certain Other Parties

During the first quarter of 2002, the Company amended the terms of its management agreement with Apollo for management consulting services, which among other things, reduced the annual fee from $1.0 million to $0.75 million. During the three months ended March 31, 2002, the Company paid $0.2 million as consideration under the management consulting agreement.

Also, during the first quarter, we have continued our numerous agreements with Royal Dutch/Shell Group of Companies, ("Shell"), including the purchase of feedstock, site services, utilities, materials, facilities and operatorship services. There were no material changes regarding our commitments surrounding certain agreements with Shell during the period.

7. Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". These accounting pronouncements require that we prospectively cease amortization of all intangible assets having indefinite useful economics lives. Such assets are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

Intangible assets consist of the following (in millions of U. S. dollars):

	March 31, 2002		December 31, 2001
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Patents and trademarks	$12	$11	$12	$11
Deferred finance costs	$21	$ 4	$21	$ 3
Total	$33	$15	$33	$14

Aggregate Amortization Expense:
For the three months ended March 31, 2002	$1.0

Estimated Amortization Expense:
For the period April 1, 2002 through December 31, 2002	$2.0
For the year ended December 31, 2003	$3.0
For the year ended December 31, 2004	$3.0
For the year ended December 31, 2005	$3.0
For the year ended December 31, 2006	$3.0
For the year ended December 31, 2007	$2.0

8. Segment Information

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

Selected financial data by geographic region are presented below (in millions of U. S. dollars):

	U.S.	Europe and Africa	Asia Pacific And Middle East	Elimination's	Total
As of and for the period ended March 31, 2002:

Revenues from external customers .	$ 95	$ 88	$ 4	$ -	$ 187
Intersegment revenues .	3	4	1	(8)	-
Operating income .	31	(5)	(1)	-	25
Total assets .	427	299	7	-	733

As of and for the period ended March 31, 2001:

Revenues from external customers .	$ 119	$ 106	$ 4	$ -	$ 229
Intersegment revenues .	3	1	1	(5)	-
Operating income .	3	13	-	-	16
Total assets .	449	316	8	-	773

Sales revenues are attributed to geographic regions based on the location of the manufacturing facility and/or marketing company, and are not based on location of customer. Intersegment amounts represent sales transactions within and between geographic regions.

9. Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

Deferred taxes result from differences between the financial and tax bases for assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

  Special Charges

2002 Costs

Special charges for the three months ended March 31, 2002 totaled $1 million that related to non-recurring transition expenses from the predecessor's IT systems required to establish the Company as an independent entity.

2001 Costs

In connection with the recapitalization and related cost restructure program, the Company expensed certain costs in the first quarter of 2001 totaling $8 million. These costs were primarily transitional costs that are non-recurring and relate to $3 million of severance costs and $5 million of exit/relocation costs.

The following is a reconciliation of the transition expense severance liability:
	December 31, 2001	Additions	Deductions	March 31, 2002
Transition expenses	$ -	$ 1	$ 1	$ -
Severance	$ 3	-	$ 1	$ 2
	$ 3	$ 1	$ 2	$ 2

11. Commitments and Contingencies

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

As of March 31, 2002, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology.

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

12. Supplemental Cash Flow Information

The Company translates its foreign subsidiaries financial statements for consolidation in accordance with SFAS 52 (Foreign Currency Translation), using the current rate method. As a result, the statement of cash flows is affected by the non-cash foreign currency translation adjustments that are pervasive in the consolidated balance sheet. The statement of cash flows has been adjusted to exclude the non-cash effects of the foreign currency translation adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

Management's Discussion and Analysis of Financial Condition and Results of Operations and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "believe", "anticipate", "estimate", "expect", "intend", and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable; it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks; uncertainties and assumptions, including those discussed under the heading "-Cautionary Statements for Forward Looking Information" and elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in conjunction with the corresponding sections and the Company's audited consolidated and combined financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenues.

	Three months ended
	March 31,
	2002	2001

Revenues	100%	100%
Cost and expenses:
Purchase and variable product costs	54	60
Operating expenses	17	16
Selling, general and administrative	9	7
Depreciation and amortization	4	4
Research and development	3	3
Special charges	-	3
Total	87	93

Operating income	13	7

Interest expense, net	8	7

Income (loss) before income taxes	5	-
Income tax expense (benefit)	2	-

Net income	3	3

Consolidated EBITDA (1)	18%	14%

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

The following is a discussion of significant financial statement items related to our consolidated statements of income. See note 8 of the consolidated financial statements for segment information.

Revenues

Our revenues are primarily generated through the sale of our three main product lines: (1) epoxy resins, (2) versatic acids and derivatives, and (3) sales of BPA to third parties. In addition, we sell small amounts of ECH to third parties. Revenues have historically been driven by volumes, market prices and foreign currency fluctuations. Revenues also includes other income derived primarily from royalty income and commission income.

  Purchases and Variable Product Costs

Purchases and variable product costs are primarily comprised of feedstock costs. Feedstock costs are driven primarily by market conditions and exchange rates as volumes are generally consistent year over year. The significant feedstocks for which we are highly sensitive to the market prices are phenol, acetone, propylene and chlorine. We purchase chlorine, a primary raw material for ECH, under long-term supply contracts with third parties which provide us with producer-like economics by allowing us to buy this raw material at a margin above production cost and thereby lower our manufacturing costs. We also purchase propylene, the other primary raw material for ECH, under long-term supply agreements with Shell that are based on market price less negotiated volume discounts. We purchase phenol and acetone, the primary raw materials for BPA, under attractive supply contracts with Shell and other third parties that are based on discounted market prices and an input-cost formulae. Because we are co-located with Shell at several of our facilities, our transportation and logistics costs for certain raw materials which Shell provides to us are also reduced. Variable manufacturing costs, which are primarily utilities, are also a significant component of this line item. Purchases and variable costs are reduced by the sale of by-products generated during the manufacturing process, primarily hydrochloric acid.

  Operating Expenses

Operating expenses represent the costs associated with the non-variable operations of our manufacturing facilities. Included in operating costs are personnel related costs, manufacturing overhead, periodic maintenance, turnaround costs and environmental costs. Depreciation relating to manufacturing assets is included within depreciation and amortization.

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

  Income from Equity Investment

Income from equity investment is related to unconsolidated equity investment.

  Interest Expense, net

Interest expense, net consists of interest expense payable with respect to borrowings under our credit agreement and the existing notes, offset by our interest income from short-term cash investments. Interest expense also includes amortization of deferred financing costs and amortization of the premium and discount for the senior subordinated notes issued in November 2001 and November 2000, respectively.

  Income Tax Expense

The Company is organized as a limited liability company and is not subject to U. S. income tax. Income tax information presented includes U. S. income taxes attributed to the Company's operations that are the responsibility of the Company's sole-owner, RPP Inc.

As of March 31, 2002 and 2001, we have accrued for income taxes, including both deferred and current income tax provisions. Additionally, we have made a Section 338(h)(10) election to allow our recapitalization to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes the basis of our U.S. assets have been stepped-up to their fair market values, and we will be able to depreciate our assets using higher basis than the historical amount. This tax basis step-up may reduce cash payments for income taxes over the next four years.

First Quarter of 2002 and 2001 Compared

Revenues

Revenues decreased by $42 million, or 18%, to $187 million compared to the prior year quarter. The decrease in revenues is a result of decreased average prices and lower volume. The decrease in average prices was attributable to decreases across all of the product lines. Overall average prices decreased by 11% from the prior year period. The decrease in average prices resulted from selling a higher mix of lower end or lower priced products compared to the prior year quarter and due to the soft demand. Overall volumes decreased by 8% from the prior year period as a result of soft demand related to the global recession.

Purchases and Variable Product Costs

Purchases and variable product costs decreased by $41 million, or 29%, to $101 million. This decrease was largely driven by lower sales volume and lower prices for feedstocks due to the decreasing price of crude oil and related petrochemical products.

Operating Expenses

Operating expenses decreased by $1 million, or 3%, to $31 million. The slight decrease is principally related to lower maintenance costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1 million, or 7%, to $16 million. The increase is primarily a result of increases in professional fees and insurance expense.

Depreciation and Amortization

Depreciation and amortization decreased by $1 million, or 11%, to $8 million. The decrease is primarily attributable to related patents that have been fully amortized.

Research and Development Expenses

Research and development costs decreased by $2 million, or 29%, to $5 million. The decrease is primarily due to decreased personnel in connection with the cost restructure program.

Special Charges

Special charges decreased by $7 million. The decrease is primarily related to lower transition activities in the quarter ended March 31, 2002. Transition activities for the quarter ended March 31, 2002 consisted of non-recurring transition expenses from the predecessor's IT systems. Special charges for the quarter ended March 31, 2001 consisted of $3 million of severance costs and $5 million of exit/relocation costs.

Operating Income

Operating income increased by $9 million, or 56%, to $25 million. The increase was primarily due to the decreases in purchases and variable product costs, operating expenses, depreciation and amortization, research and development and special charges, partially offset by decreased revenues and increased selling, general and administrative expenses.

Interest Expense, Net

Interest expense, net, decreased by $1 million, or 6%, to $16 million. The decrease is primarily due to the decrease in long-term debt resulting from the voluntary prepayments partially offset by increased interest rates related to the additional issuance of $75 million of 13 1/2 % senior subordinated notes in November 2001.

Income (loss) before Income Taxes

Income (loss) before taxes increased by $10 million to $9 million. The increase is due to the increase in operating income and decreased interest expense, net.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $5 million to $4 million. The increase is primarily related to increased taxable income resulting from increased operating income and decreased interest expense, net.

Net Income

Net income increased by $5 million from the prior year quarter. The increase was due to increased income before income taxes, partially offset by increased income tax expense.

Consolidated EBITDA

Consolidated EBITDA increased by $1 million, or 3%, to $34 million. The increase was primarily due to the decreases in purchases and variable product costs, operating expenses, depreciation and amortization, research and development, partially offset by decreased revenues and increased selling, general and administrative expenses and decreased special charges. In 2001, we announced the start of a comprehensive information technology project to establish our own systems and infrastructure in order to transition from the predecessor IT and accounting systems. In connection with these activities we projected various cost savings. Consolidated EBITDA for the quarter ended March 31, 2002 has not been adjusted by $2 million of projected cost savings. Assuming the full benefit of these projected cost savings, adjusted consolidated EBITDA would have been $36 million.

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

Liquidity and Capital Resources

During the quarter ended March 31, 2002, our operating cash flow was more than our working capital needs, and we used this excess cash to make a voluntary principal payment of $7.5 million that reduced the amount of long-term debt outstanding under the credit agreement. We expect to continue to finance our operations through net cash provided by operating activities, existing cash on hand, other financing vehicles and borrowings under our revolving credit facility. As a result of our high level of debt and the global recession, we will have to continue to generate significant cash flows to meet our current debt service requirements. For a discussion of factors affecting our operating cash flows, see "Outlook for Remainder of 2002" below.

At March 31, 2002, we had $71 million outstanding under the Term Loan A, $218 million outstanding under the Term Loan B, and no borrowings outstanding under the revolving credit facility. This resulted in a borrowing capacity of $148 million. During the quarter ended March 31, 2002, we borrowed $20 million and made payments of $28 million, which includes a voluntary principal payment of $7.5 million under the credit agreement. Also as of March 31, 2002, we were in compliance with each of our financial covenants under the credit agreement.

During the quarter ended March 31, 2002, we entered into a number of thirty-six month leases for equipment at an aggregate annual rental of $0.8 million. The equipment has been capitalized at its fair market value of $2 million, which approximates the present value of the minimum lease payments. We will continue to review entering into capital lease agreements as alternate sources of financing with favorable interest rates as opportunities arise. In addition, we entered into unsecured trade notes totaling $2.7 million payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. Annual payments will average approximately $1.0 million.

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

As of March 31, 2002, the Company has interest rate swap agreements related to the Term Loan B for notional amounts of $100 million, $50 million and $50 million that fix the LIBOR portion of our interest rates at 5.41%, 5.41%, and 4.39%, respectively. The remaining duration of the interest rate swap agreements range from 8 months to 11 months and have a combined fair market value obligation of $4.6 million.

For the quarter ended March 31, 2002, we generated net cash provided by operating activities of $17 million, used cash in investing activities of $6 million and used cash in financing activities of $8 million. Investing activities primarily consisted of expenditures for property, plant and equipment. For the quarter ended March 31, 2001, we generated net cash provided by operating activities of $43 million, used cash in investing activities of $8 million and used cash in financing activities of $47 million.

Expenditures for property, plant and equipment totaled $6 million and $8 million for the quarters ending March 31, 2002 and 2001, respectively. Of the $6 million in 2002, $4 million was related to the information technology project and $2 million for other capital expenditures.

Because we have an established infrastructure in place, our capital expenditures are generally not for the building of new plants but for their maintenance, mandatory environmental projects, occasional incremental expansion or cost reduction/efficiency improvement where justified by the expected return on investment. Capital expenditures for maintenance have historically been relatively low and we expect this to continue for the next three to five years.

During the latter part of 2001, a comprehensive information technology project was approved and initiated, and will encompass new globally integrated software, hardware, networks and phone systems that will support our business at a higher level. We estimate that the project will run through the end of 2002 and will cost approximately $35 to $38 million. Of the $35 to $38 million, certain costs will be capitalized and the remainder will be expensed to special charges depending upon various factors such as the type of financing arrangement, the phase of the project, and nature of the costs. As of March 31, 2002, we incurred costs of approximately $5 million from inception-to-date on this project, of which $4 million was capitalized and $1 million expensed.

Our high level of debt may preclude us from borrowing any more funds. Based on our current level of operations and anticipated growth and cost savings, management believes that our cash flow from operations, together with existing cash and cash equivalents on hand and future borrowings under our revolving credit facility, if necessary, will be sufficient to fund our working capital needs and expenditures, for property, plant and equipment and debt service obligations, although no assurance can be given in this regard.

Outlook for Remainder of 2002

Our outlook for the remainder of 2002 includes some improvement in product demand. Raw material costs, while still below 2001 averages, are expected to increase compared to the past six months. Product prices are anticipated to strengthen as the global economy recovers. There can be no assurances that (a) these trends for improved product demand and increasing raw material costs will or will not continue beyond 2002, (b) we will be able to realize margins we have historically achieved as feedstock costs decline or (c) our feedstock costs will not rise faster than our product prices and reduce our margins. Management targets have been set to improve our balance sheet and cash flows by (1) reducing costs by an additional $30 million per year to be in effect by the end of 2002 and (2) adding incremental cash generation this year of $20 million through continued aggressive asset management. We can not provide assurance that these targets can be achieved.

Environmental, Health and Safety

Our business is subject to various federal, state, local and foreign laws and regulations which govern environmental health and safety ("EHS") related matters. Compliance with these laws and regulations requires substantial continuing financial commitments and planning. Moreover, the laws and regulations directly affect how we operate our business. The financial commitments consist of environmental costs for normal day to day operations, voluntary and mandatory matters as well as remediation issues. For a more detailed discussion of the impact of such matters on our business, see "Business Environmental/Occupational Health and Safety Matters" in the Annual Report on Form 10-K for the year ended December 31, 2001.

As of March 31, 2002, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. We would accrue for an environmental remediation liability when a liability is considered probable and the costs are reasonably estimable.

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

Research and Development

Our research and development activities are aimed at developing and enhancing products, processes, applications and technologies on a global basis. We emphasize a customer driven, "systems and solutions" approach in discovering new applications and processes and providing customer service through our technical staff. We also focus on on-going improvement of plant yields, fixed costs and capacity. Our research and development expenditures were $5 million and $7 million for the quarters ended March 31, 2002, and 2001, respectively. In order to continue to find alternate applications for our products and to continue to seek for efficiencies in our manufacturing efforts, we expect to spend similar amounts in the future on product development and process development over the next few years.

Effects of Currency Fluctuations

We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our audited consolidated and combined financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with euro-related currencies also being significant. For the quarter ended March 31, 2002, 49% of our total revenues and 59% of our total expenses were from companies incorporated outside the United States. For the quarter ended March 31, 2001, 48% of our total revenues and 45% of our total expenses were from companies incorporated outside the United States. A substantial amount of assets and liabilities outside the United States are denominated in the Euro and the Dutch Guilder prior to 2001. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the Euro relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on euro-denominated debt, including certain borrowings under the credit agreement, and U.S. dollar denominated debt, including the notes and certain borrowings under the credit agreement.

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

All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements, which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Such risks, uncertainties and other important factors include, among others:

-	general economic and business conditions;

-	industry trends;

-	increases in our leverage;

-	changes in our ownership structure;

-	restrictions contained in our debt agreements;

-	the cost of developing our own stand-alone systems and infrastructure;

-	the continuity or replacement of systems and services being provided to us by Shell or its affiliates;

-	changes in business strategy, development plans or cost savings plans;

-	competition;

-	changes in distribution channels or competitive conditions in the markets or countries where we operate;

-	the highly cyclical nature of the end-use markets in which we participate;

-	the loss of any of our major customers;

-	raw material costs and availability;

-	ability to attain and maintain any price increases for our products;

-	changes in demand for our products;

-	availability of qualified personnel;

-	foreign currency fluctuations and devaluations and political instability in our foreign markets;

-	the loss of our intellectual property rights;

-	availability, terms and deployment of capital;

-	changes in, or the failure or inability to comply with, government regulation, including environmental regulations; and

-	increases in the cost of compliance with laws and regulations, including environmental laws and regulations.

These risks and certain other uncertainties are discussed in more detail in our Registration Statement on Form S-4, as amended (File No. 333-75172), which was declared effective by the SEC on January 15, 2002. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are engaged in manufacturing and marketing resins in the U. S. and internationally. As a result, the Company is exposed to certain market risks that include financial instruments such as foreign currency, short-term investments, trade receivables, and long-term debt. The Company does not enter into derivative instruments for trading purposes; however, interest rate swaps have been previously executed in connection with the Company's credit facility. The interest rate swaps protect the Company against interest rate fluctuation by fixing the credit facility interest rate from a variable interest rate. The credit facility balance under Term A and B loans include $89 million at March 31, 2002 that is subject to variable interest rates. Assuming no change in credit facility borrowings, a one hundred basis point changes in interest rates would impact net interest expense by approximately $0.9 million per year.

Part II. OTHER INFORMATION

Item 5. Other Information

In March 2002, the Company amended two related party agreements: (a) the management consulting agreement with Apollo Management IV, L.P. was amended to, among other things, reduce the annual consulting fee, and (b) the employment agreement with Marvin O. Schlanger, the Company's Chairman and Chief Executive Officer, was amended to, among other things, reduce Mr. Schlanger's annual base salary. The amendments to these agreements are filed as exhibits to this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)		Exhibits

	Exhibit Number	Description

10.1

Amendment No. 1, dated as of March 15, 2002, to the Management Consulting Agreement, dated November 14, 2000, between Resolution Performance Products LLC, a Delaware corporation, and Apollo Management IV, L.P., a Delaware limited partnership. (Filed herewith).

	10.2	First Amendment dated March 15, 2002 to the Employment Agreement dated November 14, 2000 between Resolution Performance Products LLC, a Delaware corporation and Marvin O. Schlanger. (Filed herewith).

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLUTION PERFORMANCE PRODUCTS LLC

Date: May 8, 2002	By:	/s/ J. Travis Spoede
J. Travis Spoede, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

RPP CAPITAL CORPORATION

Date: May 8, 2002	By:	/s/ J. Travis Spoede
J. Travis Spoede, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amendment No. 1, dated as of March 15, 2002, to the Management Consulting Agreement, dated November 14, 2000, between Resolution Performance Products LLC, a Delaware corporation, and Apollo Management IV, L.P., a Delaware limited partnership.

10.2	First Amendment dated March 15, 2002 to the Employment Agreement dated November 14, 2000 between Resolution Performance Products LLC, a Delaware corporation and Marvin O. Schlanger.