Form 10-Q
period 2002-06-30
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2002-08-14
CIK 1132423, 1132424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes X No

At July 31, 2002, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation.

Item 1. Financial Statements

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions of U. S. dollars, except for Units)

	June 30,	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 1	$ 6
Receivables, less allowance of $3 and $3, respectively	129	110
Due from related parties	2	4
Prepaid assets	6	11
Inventories, less allowance of $4 and $3, respectively	132	129
Taxes receivable	5	17
Deferred income taxes	2	2
Total current assets	277	279

Property, plant and equipment, at cost, less accumulated depreciation	426	395
Intangible assets, at cost, less accumulated amortization	18	19
Investments in equity affiliate	9	7
Deferred income taxes	29	34
Total assets	$ 759	$ 734

Liabilities and Owner's Deficit
Current liabilities:
Accounts payable-trade	$ 106	$ 96
Other payables and accruals	29	36
Due to related parties	-	1
Taxes payable	-	2
Deferred income taxes	-	1
Current portion of long-term debt	1	-
Total current liabilities	136	136

Capital lease obligation	2	1
Interest rate swap obligation	-	5
Deferred revenue	4	-
Deferred income taxes	65	60
Pensions and other retirement plan obligations	28	31
Long-term debt	570	575
Total liabilities	805	808
Commitments and contingencies (Note 13)
Owner's deficit:
Member interest, 1,000,000 units authorized and issued	101	101
Accumulated deficit	(64)	(73)
Accumulated other comprehensive loss	(83)	(102)
Total owner's deficit	(46)	(74)
Total liabilities and owner's deficit	$ 759	$ 734

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In millions of U.S. dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues	$ 206	$ 234	$ 392	$ 463
Other revenues	1	-	2	-
Total	207	234	394	463
Cost and expenses:
Purchase and variable product costs	125	148	226	289
Operating expenses	32	33	62	66
Selling, general and administrative	12	12	28	27
Depreciation and amortization	8	8	17	17
Research and development	5	6	10	13
Special charges	2	1	3	9
Total	184	208	346	421

Operating income	23	26	48	42

Income from equity investment	1	1	1	1
Interest expense, net	18	18	34	35

Income before income taxes	6	9	15	8
Income tax expense	2	4	6	3
Net income	$ 4	$ 5	$ 9	$ 5

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENT OF OWNER'S DEFICIT (Unaudited)

(In million of U. S. dollars)

			Accumulated
			Other
	Member	Accumulated	Comprehensive		Comprehensive
	Interest	Deficit	Loss	Total	Income
Balance, December 31, 2001	$ 101	$(73)	$ (102)	$(74)
Net income		9		9	$ 9
Foreign currency translation gain, net of tax			16	16	16
Interest rate swap, net of tax			3	3	3
Comprehensive income					$ 28
Balance, June 30, 2002	$ 101	$(64)	$ (83)	$(46)

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions of U. S. dollars)

	Six Months Ended
	June 30,
	2002	2001
Cash flows provided by (used for) operating activities:
Net income	$ 9	$ 5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16	17
Amortization of deferred finance charges	1	-
Equity earnings in affiliates	(1)	(1)
Deferred income taxes	7	(8)
Pensions and other retirement plans obligation	(4)	4
Changes in operating assets and liabilities:
Receivables, net	(12)	4
Due from related parties, net	1	-
Prepaid assets	5	2
Inventories	2	17
Payables and accruals	(4)	(23)
Deferred revenue	4	-
Taxes receivable	12	-
Taxes payable	(3)	9
Net cash provided by operating activities	33	26

Cash flows provided by (used for) investing activities:
Capital expenditures	(23)	(11)
Purchase price adjustments	-	19
Purchase of France subsidiary	-	(1)
Distributions from equity affiliates	1	1
Net cash provided by (used for) investing activities	(22)	8

Cash flows provided by (used for) financing activities:
Proceeds from long-term debt	33	143
Repayments of long-term debt	(49)	(194)
Net cash used for financing activities	(16)	(51)
Net decrease in cash and cash equivalents	(5)	(17)
Cash and cash equivalents at beginning of period	6	19
Cash and cash equivalents at end of period	$ 1	$ 2

Supplemental cash flow information on non cash transactions:
Capital lease obligation incurred	$ 2	$ -
Trade notes payable incurred	$ 3	$ -

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

1. Organization, Formation and Basis of Presentation

The consolidated financial statements include the consolidated operations of Resolution Performance Products LLC ("RPP LLC", or the "Company" or "we"), and its wholly-owned subsidiaries including RPP Capital Corporation ("RPP CC"). RPP LLC is a wholly-owned subsidiary of Resolution Performance Products Inc. ("RPPI").

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

2. New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. This Statement also contains other corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this statement will not have any immediate effect on the Consolidated Financial Statements of the Company. The Company will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.

Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

Total inventories at June 30, 2002 and December 31, 2001 were comprised of the following (in millions of U. S. dollars):
	June 30,	December 31,
	2002	2001
Raw materials	$ 9	$ 11
Finished products	111	108
Materials and supplies	12	10
Total	$132	$129

4. Property Plant and Equipment

Expenditures for property, plant and equipment totaled $23 million for the six months ended June 30, 2002. Of the $23 million in 2002, $11 million was related to the information technology project and $12 million for other capital expenditures. During the latter part of 2001, a comprehensive information technology project was approved and initiated, and will encompass new globally integrated software, hardware, networks and phone systems that will support our business at a higher level.

5. Long-term Debt

Long-term debt at June 30, 2002 and December 31, 2001 consisted of the following (in millions of U. S. dollars):

	June 30,	December 31,
	2002	2001
Senior Subordinated Notes	$ 275	$ 275
Term Loan A	81	72
Term Loan B	210	225
Other	2	-
	568	572
Net premium on senior subordinated notes	3	3
Less current portion of long-term debt	(1)	-
	$ 570	$ 575

During the six months ended June 30, 2002, the Company borrowed $36 million and made payments of $49 million, which includes two voluntary principal payments totaling $15 million, under the credit agreement. Other long-term debt consists of trade notes payable totaling $2.3 million that bear interest rates ranging from 6.75 to 7.98 percent and are unsecured and payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. Annual payments in 2002 for other long-term debt will average approximately $1.2 million.

On June 20, 2002, the Credit Agreement was amended to modify, among other things, certain covenants related to indebtedness and dividends. The definition of the Applicable Margin as it applies to the Term Loan B was also restated to a lower percentage. The indebtedness covenant was modified to permit additional debt not to exceed $1.8 million under RPPI's restricted unit plan, plus debt in respect of regularly scheduled interest payments thereon. The dividend covenant was modified to allow dividends not to exceed $30 million to RPPI to be used for the purchase of certain RPPI paid-in-kind junior subordinated notes and common stock. The Company incurred approximately $1.0 million of finance charges in connection with this amendment

6. Obligations Under Capital Leases

During the six months ending June 30, 2002, the Company has entered into a number of three-year leases for equipment at an aggregate annual rental of $0.8 million. The equipment has been capitalized at its fair market value of $2.4 million, which approximates the present value of the minimum lease payments.

7. Interest Rate Swaps

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

As of June 30, 2002, the Company has interest rate swap agreements related to the term loan B for notional amounts of $100 million, $50 million and $50 million that fix the LIBOR portion of our interest rates at 5.41%, 5.41%, and 4.39%, respectively. The remaining duration of the interest rate swap agreements range from 4 to 8 months and have a combined fair market value obligation of $4.4 million. The $4.4 million obligation was included in other payable and accruals.

8. Transactions with Related Parties and Certain Other Parties

During the first quarter of 2002, the Company amended the terms of its management agreement with Apollo for management consulting services, which among other things, reduced the annual fee from $1.0 million to $0.75 million. For the three and six months ended June 30, 2002, the Company paid $0.2 million and $0.4 million, respectively, as consideration under the management consulting agreement. For the three and six months ended June 30, 2001, the Company paid $0.2 million and $0.5 million, respectively, as consideration under the management consulting agreement.

Also, during the first half of 2002, we have continued our numerous agreements with Royal Dutch/Shell Group of Companies, ("Shell"), including the purchase of feedstock, site services, utilities, materials, facilities and operator ship services. There were no material changes regarding our commitments surrounding certain agreements with Shell during the period.

9. Intangible Assets

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

Intangible assets consist of the following (in millions of U. S. dollars):

	June 30, 2002		December 31, 2001
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Patents and trademarks	$12	$11	$12	$11
Deferred finance costs	$21	$ 4	$21	$ 3
Total	$33	$15	$33	$14

Aggregate Amortization Expense:
For the six months ended June 30, 2002	$1.0

Estimated Amortization Expense:
For the period July 1, 2002 through December 31, 2002	$2.0
For the year ended December 31, 2003	$3.0
For the year ended December 31, 2004	$3.0
For the year ended December 31, 2005	$3.0
For the year ended December 31, 2006	$3.0
For the year ended December 31, 2007	$2.0

Patents and trademarks are being amortized on a straight-line basis over periods ranging from 6 to 17 years. Deferred finance costs are being amortized over 5 to 10 year financing terms.

10. Segment Information

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

Selected financial data by geographic region are presented below (in millions of U. S. dollars):

	U.S.	Europe and Africa	Asia Pacific And Middle East	Elimination	Total
As of and for the three months ended June 30, 2002:

Revenues from external customers .	$ 106	$ 98	$ 3	$ -	$ 207
Inter-segment revenues .	2	4	1	(7)	-
Operating income .	25	(2)	-	-	23
Total assets .	434	321	4	-	759

As of and for the three months ended June 30, 2001:

Revenues from external customers .	$ 123	$ 107	$ 4	$ -	$ 234
Inter-segment revenues .	5	2	1	(8)	-
Operating income .	12	14	-	-	26
Total assets .	419	302	6	-	727

	U.S.	Europe and Africa	Asia Pacific And Middle East	Elimination	Total
As of and for the six months ended June 30, 2002:

Revenues from external customers .	$ 201	$ 186	$ 7	$ -	$ 394
Inter-segment revenues .	5	8	3	(16)	-
Operating income .	56	(7)	(1)	-	48
Total assets .	434	321	4	-	759

As of and for the six months ended June 30, 2001:

Revenues from external customers .	$ 242	$ 213	$ 8	$ -	$ 463
Inter-segment revenues .	8	3	2	(13)	-
Operating income .	15	27	-	-	42
Total assets .	419	302	6	-	727

Sales revenues are attributed to geographic regions based on the location of the manufacturing facility and/or marketing company, and are not based on location of customer. Inter-segment amounts represent sales transactions between geographic regions.

11. Income Taxes

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

12. Special Charges

2002 Costs

Special charges for the three and six months ended June 30, 2002 totaled $2 million and $3 million, respectively. These charges related to non-recurring transition expenses from the predecessor's IT systems required to establish the Company as an independent entity.

2001 Costs

In connection with the recapitalization and related cost restructure program, the Company expensed certain costs in the three month and six months ending June 30, 2001 totaling $1 million and $9 million, respectively. These costs were primarily transitional costs that are non-recurring and relate to severance and exit/relocation costs.

The following is a reconciliation of the transition expense severance liability:
	December 31, 2001	Additions	Deductions	June 30, 2002
Transition expenses	$ -	$ 3	$ 3	$ -
Severance	3	-	1	2
	$ 3	$ 3	$ 4	$ 2

13. Commitments and Contingencies

In the ordinary course of business, the Company is subject to various laws and regulations and, from time to time, litigation. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or results of operations of the Company. Management is not aware of any pending actions against the Company.

Our business is subject to various federal, state, local and foreign laws and regulations which govern environmental health and safety ("EHS") related matters. Compliance with these laws and regulations requires substantial continuing financial commitments and planning. Moreover, the laws and regulations directly affect how we operate our business. The financial commitments consist of environmental costs for normal day-to- day operations, voluntary and mandatory matters as well as remediation issues.

As of June 30, 2002, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. In addition, an environmental remediation liability is not needed since we are not aware of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

In connection with a long-term supply agreement that was entered into during the second quarter of 2002, the Company has agreed to make certain estimated expenditures ranging between $2.5 million to $3.0 million during 2003 and 2004 to ensure that product manufactured meets agreed upon specifications.

14. Supplemental Cash Flow Information

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

15. Other Revenue

In December 2001, the Company entered into a BPA technology license agreement wherein the Company granted a non-exclusive license to a third party to use RPP LLC's technology to construct, operate and maintain and/or repair one licensed plant for the manufacture of BPA. Other than the grant to use the license, the Company will also provide technical assistance in the design, engineering, procurement, training, commissioning and/or start-up of the licensed plant. As of June 30, 2002, $1.5 million has been recognized as Other Revenues related to the sale of the BPA technology license. Revenue for the sale of the BPA technology license and related support services has been and will be recognized using the percentage of completion method.

16. Deferred Revenue

In May 2002, the Company entered into an exclusive and irrevocable option with a third party to execute a long-term supply contract, wherein the Company received $4.2 million. In June 2002, the Company executed a calcium chloride supply agreement with the third party for fifteen years. Revenue for the sale of the option will be recognized on a straight line basis over fifteen years consistent with duration of the supply agreement. Also, included in deferred revenue is $0.3 million for the sale of BPA technology license and related support services.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues	100%	100%	100%	100%
Cost and expenses:
Purchase and variable product costs	61	63	57	62
Operating expenses	15	14	16	14
Selling, general and administrative	6	5	7	6
Depreciation and amortization	4	4	4	4
Research and development	2	3	3	3
Special charges	1	-	1	2
Total	89	89	88	91

Operating income	11	11	12	9

Interest expense, net	9	7	9	7

Income before income taxes	2	4	3	2
Income tax expense	-	2	1	1

Net income	2%	2%	2%	1%

Consolidated EBITDA (1)	16%	15%	18%	15%

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

The following is a discussion of significant financial statement items related to our consolidated statements of income. See Note 10 of the consolidated financial statements for segment information.

            Revenues

Our revenues are primarily generated through the sale of our three main product lines: (1) epoxy resins, (2) versatic acids and derivatives, and (3) sales of BPA to third parties. In addition, we sell small amounts of ECH to third parties. Revenues have historically been driven by volumes, market prices and foreign currency fluctuations. Revenues also includes other income derived primarily from royalty income, commission income and other.

             Other Revenue

Other revenue consists mainly of the sale of a BPA technology license and related support services.

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

As of June 30, 2002 and 2001, we have accrued for income taxes, including both deferred and current income tax provisions. Additionally, we have made a Section 338(h) (10) election to allow our recapitalization to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes the basis of our U.S. assets has been stepped-up to their fair market values, and we are being able to depreciate our assets using higher basis than the historical amount. This tax basis step-up may reduce cash payments for income taxes over the next four years.

Second Quarter of 2002 and 2001 Compared

            Total Revenues

Total revenues decreased by $27 million, or 12%, to $207 million compared to the prior year quarter. The decrease in revenues is a result of decreased average prices and lower volume. The decrease in average prices was attributable to decreases across all of the product lines. Overall average prices decreased by 8% from the prior year period. Overall volumes decreased by 2% from the prior year period as a result of soft demand related to the global recession. The decreased in total revenue was partially offset by the sale of a BPA technology license and related support services totaling $1.0 million recognized as other revenue.

Purchases and Variable Product Costs

Purchases and variable product costs decreased by $23 million, or 16%, to $125 million. This decrease was largely driven by lower sales volume and lower prices for feedstocks due to the decreasing price of petrochemical products related to the global recession.

Operating Expenses

Operating expenses decreased by $1 million, or 3%, to $32 million. The decrease is principally related to lower sites services, utilities, materials and facilities costs.

Research and Development Expenses

Research and development costs decreased by $1 million, or 17%, to $5 million. The decrease is primarily due to decreased personnel and lower rental expense in connection with the cost reduction program.

Special Charges

Special charges increased by $1 million to $2 million. The increase is primarily related to higher transition activities in the quarter ended June 30, 2002 compared to the same prior year period. Transition activities for the quarter ended June 30, 2002 consisted of $2 million of non-recurring transition expenses from the predecessor's IT systems. Special charges for the quarter ended June 30, 2001 consisted of $1 million of exit and relocation activities related to a cost restructure program.

Operating Income

Operating income decreased by $3 million, or 12%, to $23 million. The decrease was primarily due to the decreased revenue and special charges, partially offset by decreases in purchase and variable costs, operating expenses and research and development expenses.

Income before Income Taxes

Income before taxes decreased by $3 million to $6 million. The decrease is due to the decrease in operating income.

Income Tax Expense

Income tax expense decreased by $2 million to $2 million. The decrease is primarily related to a decrease taxable income resulting from decreased income before income taxes.

Net Income

Net income decreased by $1 million from the prior year quarter. The decrease was due to decreased income before income taxes, partially offset by lower income tax expense.

Consolidated EBITDA

Consolidated EBITDA decreased by $2 million, or 6%, to $34 million. The decrease was due primarily due to the decrease revenue, partially offset by decreases in purchase and variable costs, operating expenses, research and development expenses. In 2001, we announced the start of a comprehensive information technology project to establish our own systems and infrastructure in order to transition from the predecessor IT and accounting systems. In connection with these activities we projected various cost savings. Consolidated EBITDA for the quarter ended June 30, 2002 has not been adjusted by $2 million of projected cost savings. Assuming these projected cost savings had been in effect on April 1, 2002, adjusted consolidated EBITDA would have been $36 million.

This financial information is being presented because it is an important measure that, (i) management uses to analyze the business, and (ii) is relevant to the bondholders and lenders to analyze our financial performance. This financial information should not be construed as being more important than the GAAP financial data included in this report.

Second Half of 2002 and 2001 Compared

               Total Revenues

Total revenues decreased by $69 million, or 15%, to $394 million compared to the prior year period. The decrease in revenues is a result of decreased average prices and lower volume. The decrease in average prices was attributable to decreases across all of the product lines. Overall average prices decreased by 10% from the prior year period due to the soft demand. Overall volumes decreased by 5% from the prior year period as a result of lower demand related to the global recession. The decreased in total revenue was partially offset by the sale of a BPA technology license and related support services totaling $1.5 million recognized as other revenue.

Purchases and Variable Product Costs

Purchases and variable product costs decreased by $63 million, or 22%, to $226 million. This decrease was largely driven by lower sales volume and lower prices for feedstocks due to the decreasing price of crude oil and related petrochemical products.

Operating Expenses

Operating expenses decreased by $4 million, or 6%, to $62 million. The decrease is principally related to lower sites services, utilities, materials and facilities costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1 million, or 4%, to $28 million. The increase is primarily a result of increases in professional fees and insurance expense.

Research and Development Expenses

Research and development costs decreased by $3 million, or 23%, to $10 million. The decrease is primarily due to decreased personnel and lower rental expense in connection with the cost reduction program.

Special Charges

Special charges decreased by $6 million to $3 million. The decrease is primarily related to lower transition cost incurred in the six months ended June 30, 2002. Transition activities for the six months ended June 30, 2002 consisted of $3 million of non-recurring transition expenses from the predecessor's IT systems. Special charges for the six months ended June 30, 2001 consisted of $3 million of severance costs and $6 million of exit/relocation costs.

Operating Income

Operating income increased by $6 million, or 14%, to $48 million. The increase was primarily due to the decreases in purchases and variable product costs, operating expenses, research and development and special charges, partially offset by decreased revenues and increased selling, general and administrative expenses.

Interest Expense, Net

Interest expense, net, decreased by $1 million, or 3%, to $34 million. The decrease is primarily due to the decrease in long-term debt resulting from the voluntary prepayments partially offset by increased interest rates related to the additional issuance of $75 million of 13 1/2 % senior subordinated notes in November 2001.

Income before Income Taxes

Income before taxes increased by $7 million to $15 million. The increase is due to the increase in operating income and decreased interest expense, net.

Income Tax Expense

Income tax expense increased by $3 million to $6 million. The increase is primarily related to increased taxable income resulting from increased operating income and decreased interest expense, net.

Net Income

Net income increased by $4 million from the prior year period. The increase was due to increased income before income taxes, partially offset by increased income tax expense.

Consolidated EBITDA

Consolidated EBITDA remained flat at $69 million. In 2001, we announced the start of a comprehensive information technology project to establish our own systems and infrastructure in order to transition from the predecessor IT and accounting systems. In connection with these activities we projected various cost savings. Consolidated EBITDA for the six months ended June 30, 2002 has not been adjusted by $3 million of projected cost savings. Assuming the projected cost savings had been in effect on January 1, 2002, adjusted consolidated EBITDA would have been $72 million.

This financial information is being presented because it is an important measure that, (i) management uses to analyze the business, and (ii) is relevant to the bondholders and lenders to analyze our financial performance. This financial information should not be construed as being more important than the GAAP financial data included in this report.

Liquidity and Capital Resources

During the first half of 2002, our operating cash flow was more than our working capital needs, and we used this excess to make two voluntary principal payment totaling $15 million that reduced the amount of long-term debt outstanding under the credit agreement. Our working capital requirements principally include accounts receivable, product and raw materials inventory, labor, equipment and debt service costs. We expect to continue to finance our operations through net cash provided by operating activities, existing cash on hand, other financing vehicles and borrowings under our revolving credit facility. As a result of our high level of debt and the global recession, we will have to continue to generate significant cash flows to meet our current debt service requirements. For a discussion of factors affecting our operating cash flows, see "Outlook for Remainder of 2002" below.

At June 30, 2002, we had $81 million outstanding under the Term Loan A, $210 million outstanding under the Term Loan B, and no borrowings outstanding under the revolving credit facility. This resulted in a borrowing capacity of $148 million. During the six months ended June 30, 2002, we borrowed $36 million and made payments of $49 million, which includes two voluntary principal payments totaling $15 million under the Credit Agreement. Also as of June 30, 2002, we were in compliance with each of our financial covenants under the Credit Agreement.

On June 20, 2002, the Credit Agreement was amended to modify, among other things, certain covenants related to indebtedness and dividends. The definition of the Applicable Margin as it applies to the Term Loan B was also restated to a lower percentage. The indebtedness covenant was modified to permit additional debt not to exceed $1.8 million under RPPI's restricted unit plan, plus debt in respect of regularly scheduled interest payments thereon. The dividend covenant was modified to allow dividends not to exceed $30 million to RPPI to be used for the purchase of certain RPPI paid-in-kind junior subordinated notes and common stock. The Company incurred approximately $1.0 million of finance charges in connection with this amendment.

During the first half of 2002, we entered into a number of thirty-six month leases for equipment at an aggregate annual rental of $0.8 million. The equipment has been capitalized at its fair market value of $2.4 million, which approximates the present value of the minimum lease payments. We will continue to review entering into capital lease agreements as alternate sources of financing with favorable interest rates as opportunities arise. In addition, we entered into unsecured trade notes totaling $2.3 million payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. Annual payments in 2002 for other long-term debt will average approximately $1.2 million.

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

As of June 30, 2002, the Company has interest rate swap agreements related to the Term Loan B for notional amounts of $100 million, $50 million and $50 million that fix the LIBOR portion of our interest rates at 5.41%, 5.41%, and 4.39%, respectively. The remaining duration of the interest rate swap agreements range from 4 months to 8 months and have a combined fair market value obligation of $4.4 million.

For the six months ended June 30, 2002, we generated net cash provided by operating activities of $33 million, used cash in investing activities of $22 million and used cash in financing activities of $16 million. Investing activities primarily consisted of expenditures for property, plant and equipment. For the six months ended June 30, 2001, we generated net cash provided by operating activities of $26 million, and cash generated by investing activities of $8 million and used cash in financing activities of $51 million.

Expenditures for property, plant and equipment totaled $23 million and $11 million for the six months ended June 30, 2002 and 2001, respectively. Of the $23 million spent in 2002, $11 million was related to the information technology project and $12 million for other capital expenditures.

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

In connection with a long term supply agreement that was entered in the second quarter of 2002, the Company has agreed to make certain estimated expenditures ranging between $2.5 million to $3.0 million during 2003 and 2004 to ensure that product manufactured meets agreed upon specifications.

During the latter part of 2001, a comprehensive information technology project was approved and initiated, and will encompass new globally integrated software, hardware, networks and phone systems that will support our business at a higher level. We estimate that the project will run through the end of 2002 and will cost approximately $35 to $38 million. Of the $35 to $38 million, certain costs will be capitalized and the remainder will be expensed to special charges depending upon various factors such as the type of financing arrangement, the phase of the project, and nature of the costs. As of June 30, 2002, we incurred costs of approximately $22.3 million from inception-to-date on this project, of which $21.1 million was capitalized and $1.2 million expensed.

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

Outlook for Remainder of 2002

Our outlook for the remainder of 2002 includes improvement in product demand compared to the same period of 2001.  Raw material costs are expected to continue to increase, with the average for 2002 ending the year lower than 2001 averages.   Product prices are anticipated to strengthen as the global economy improves.  There can be no assurances that (a) these trends for improved product demand and increasing raw material costs will or will not continue beyond 2002, (b) we will be able to realize margins we have historically achieved as feedstock costs increase or (c) our feedstock costs will not rise faster than our product prices and reduce our margins. Management targets have been set to improve our balance sheet and cash flows by (1) reducing costs by an additional $30 million per year to be in effect by the end of 2002 and (2) adding incremental cash generation this year of $20 million through continued aggressive asset management. We can not provide assurance that these targets can be achieved.

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

As of June 30, 2002, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. We would accrue for an environmental remediation liability when a liability is considered probable and the costs are reasonably estimable.

We have determined that an environmental remediation liability is not needed since we are not aware of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the recapitalization transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. For incidents occurring after the closing date, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

Research and Development

Our research and development activities are aimed at developing and enhancing products, processes, applications and technologies on a global basis. We emphasize a customer driven, "systems and solutions" approach in discovering new applications and processes and providing customer service through our technical staff. We also focus on on-going improvement of plant yields, fixed costs and capacity. Our research and development expenditures were $5 million and $6 million for the quarters ended June 30, 2002, and 2001, respectively. The research and development expenditures were $10 million and $13 million for the six months ended June 30, 2002 and 2001, respectively. In order to continue to find alternate applications for our products and to continue to seek efficiencies in our manufacturing efforts, we expect to spend similar amounts in the future on product development and process development over the next few years.

Effects of Currency Fluctuations

We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our audited consolidated and combined financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with euro-related currencies also being significant. For the six months ended June 30, 2002, 49% of our total revenues and 56% of our total expenses were from companies incorporated outside the United States. For the six months ended June 30, 2001, 48% of our total revenues and 46% of our total expenses were from companies incorporated outside the United States. A substantial amount of assets and liabilities outside the United States are denominated in the Euro and the Dutch Guilder prior to 2001. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the Euro relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on euro-denominated debt, including certain borrowings under the credit agreement, and U.S. dollar denominated debt, including the notes and certain borrowings under the credit agreement.

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

These risks and certain other uncertainties are discussed in more detail in our Registration Statement on Form S-4, as amended (File No. 333-75172), which was declared effective by the SEC on January 15, 2002. There may be other factors, including those discussed elsewhere in this report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are engaged in manufacturing and marketing resins in the U. S. and internationally. As a result, the Company is exposed to certain market risks that include financial instruments such as foreign currency, short-term investments, trade receivables, and long-term debt. The Company does not enter into derivative instruments for trading purposes; however, interest rate swaps have been previously executed in connection with the Company's credit facility. The interest rate swaps protect the Company against interest rate fluctuation by fixing the credit facility interest rate from a variable interest rate. The credit facility balance under Term A and B loans include $191 million at June 30, 2002 that is subject to variable interest rates. Assuming no change in credit facility borrowings, a one hundred basis point changes in interest rates would impact net interest expense by approximately $1.9 million per year.

Part II. OTHER INFORMATION

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)		Exhibits

	Exhibit Number	Description

	10.1	Second Amendment, dated as of June 30, 2002, to the Credit Agreement dated November 6, 2001. (Filed herewith).
	99.1	CEO Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
	99.2	CFO Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLUTION PERFORMANCE PRODUCTS LLC

Date: August 14, 2002	By:	/s/ J. Travis Spoede
J. Travis Spoede, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

RPP CAPITAL CORPORATION

Date: August 14, 2002	By:	/s/ J. Travis Spoede
J. Travis Spoede, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amendment, dated as of June 30, 2002, to the Credit Agreement dated November 6, 2001
99.1	CEO Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.2	CFO Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002