Form 10-Q
period 2002-09-30
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2002-11-12
CIK 1132423, 1132424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

                                                                                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                                                                                EXCHANGE ACT OF 1934

                                                                                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrants' (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants' were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes X No

At October 31, 2002, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation.

Item 1. Financial Statements

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions of U. S. dollars, except for Units)

	September 30,	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 3	$ 6
Receivables, less allowance of $3 and $3, respectively	120	110
Due from related parties	3	4
Prepaid assets	3	11
Inventories, less allowance of $3 and $3, respectively	136	129
Taxes receivable	5	17
Deferred income taxes	2	2
Total current assets	272	279

Property, plant and equipment, at cost, less accumulated depreciation	430	395
Intangible assets, at cost, less accumulated amortization	17	19
Investments in equity affiliate	9	7
Deferred income taxes	30	34
Total assets	$ 758	$ 734

Liabilities and Owner's Deficit
Current liabilities:
Accounts payable-trade	$ 111	$ 96
Other payables and accruals	33	36
Due to related parties	-	1
Taxes payable	-	2
Deferred income taxes	-	1
Current portion of long-term debt	1	-
Total current liabilities	145	136

Capital lease obligation	2	1
Interest rate swap obligation	-	5
Deferred revenue	4	-
Deferred income taxes	63	60
Pensions and other retirement plan obligations	20	31
Long-term debt	571	575
Total liabilities	805	808
Commitments and contingencies (Note 13)
Owner's deficit:
Member interest, 1,000,000 units authorized and issued	104	101
Accumulated deficit	(66)	(73)
Accumulated other comprehensive loss	(85)	(102)
Total owner's deficit	(47)	(74)
Total liabilities and owner's deficit	$ 758	$ 734

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In millions of U.S. dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues	$ 179	$ 207	$ 571	$ 670
Other revenues	-	-	2	-
Total	179	207	573	670
Cost and expenses:
Purchase and variable product costs	106	112	332	401
Operating expenses	30	32	89	98
Selling, general and administrative	13	18	44	45
Depreciation and amortization	9	8	26	25
Research and development	6	7	16	20
Special charges	3	2	6	11
Total	167	179	513	600

Operating income	12	28	60	70

Income from equity investment	-	-	1	1
Interest expense, net	15	18	49	53

Income (loss) before income taxes	(3)	10	12	18
Income tax expense (benefit)	(1)	4	5	7
Net income (loss)	$ (2)	$ 6	$ 7	$ 11

See accompanying notes to consolidated financial statements.

 RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENT OF OWNER'S DEFICIT (Unaudited)

(In million of U. S. dollars)

			Accumulated
			Other
	Member	Accumulated	Comprehensive		Comprehensive
	Interest	Deficit	Loss	Total	Income
Balance, December 31, 2001	$ 101	$(73)	$(102)	$(74)
Net income		7		7	$ 7
Capital contribution	3			3
Foreign currency translation gain, net of tax			14	14	14
Interest rate swap, net of tax			3	3	3
Comprehensive income					$ 24
Balance, September 30, 2002	$ 104	$(66)	$ (85)	$(47)

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions of U. S. dollars)

	Nine Months Ended
	September 30,
	2002	2001
Cash flows provided by operating activities:
Net income	$ 7	$ 11
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26	25
Amortization of deferred finance charges	2	2
Equity earnings in affiliates	(1)	(1)
Deferred income taxes	5	(7)
Pensions and other retirement plans obligation	(11)	7
Changes in operating assets and liabilities:
Receivables, net	(1)	30
Prepaid assets	8	3
Inventories	(3)	17
Payables and accruals	3	(16)
Deferred revenue 4	4	-
Taxes receivable	12	-
Taxes payable	(2)	6
Net cash provided by operating activities	49	77

Cash flows provided by (used for) investing activities:
Capital expenditures	(41)	(13)
Purchase price adjustments	-	19
Purchase of France subsidiary	-	(1)
Distributions from equity affiliates	1	1
Net cash provided by (used for) investing activities	(40)	6

Cash flows provided by (used for) financing activities:
Capital contribution	3	-
Proceeds from long-term debt	48	167
Repayments of long-term debt	(63)	(245)
Net cash used for financing activities	(12)	(78)
Net increase (decrease) in cash and cash equivalents	(3)	5
Cash and cash equivalents at beginning of period	6	19
Cash and cash equivalents at end of period	$ 3	$ 24

Supplemental cash flow information on non cash transactions:
Capital lease obligation incurred	$ 2	$ 1
Trade notes payable incurred	$ 4	$ -

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

Total inventories at September 30, 2002 and December 31, 2001 were comprised of the following (in millions of U. S. dollars):

	September 30,	December 31,
	2002	2001
Raw materials	$ 10	$ 11
Finished products	114	108
Materials and supplies	12	10
Total	$136	$129

4. Property Plant and Equipment

Expenditures for property, plant and equipment totaled $41 million for the nine months ended September 30, 2002. Of the $41 million in 2002, $24 million was related to the information technology project and $17 million for other capital expenditures. During the latter part of 2001, a comprehensive information technology project was approved and initiated, and will encompass new globally integrated software, hardware, networks and phone systems that will support our business at a higher level.

5. Long-term Debt

Long-term debt at September 30, 2002 and December 31, 2001 consisted of the following (in millions of U. S. dollars):

	September 30,	December 31,
	2002	2001
Senior Subordinated Notes	$ 275	$ 275
Term Loan A	80	72
Term Loan B	203	225
Revolver	9	-
Other	2	-
	569	572
Net premium on senior subordinated notes	3	3
Less current portion of long-term debt	(1)	-
	$ 571	$ 575

During the nine months ended September 30, 2002, the Company borrowed $52 million (consisting of $48 million direct financing and $4 million indirect financing) and made payments of $63 million including three voluntary principal payments totaling $22.5 million under the Credit Agreement. Other long-term debt consists of outstanding trade notes payable totaling $3.2 million that bear interest rates ranging from 6.75 to 8.18 percent and are unsecured and payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. Annual payments in 2002 for other long-term debt will approximate $1.2 million.

On June 20, 2002, the Credit Agreement was amended to modify, among other things, certain covenants related to indebtedness and dividends. The definition of the Applicable Margin as it applies to the Term Loan B was also restated to a lower percentage. The indebtedness covenant was modified to permit additional debt not to exceed $1.8 million under RPPI's restricted unit plan, plus debt in respect of regularly scheduled interest payments thereon. The dividend covenant was modified to allow dividends not to exceed $30 million to RPPI to be used for the purchase of certain RPPI paid-in-kind junior subordinated notes and common stock. The Company incurred approximately $1.0 million of finance charges in connection with this amendment that were expensed as interest expense.

6. Obligations Under Capital Leases

During the nine months ending September 30, 2002, the Company has entered into a number of three-year leases for equipment at an aggregate annual rental of $0.8 million. The equipment has been capitalized at its fair market value of $2.4 million, which approximates the present value of the minimum lease payments.

7. Interest Rate Swaps

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of derivative and the effectiveness of the hedge. The Company does not enter into derivative instruments for trading purposes; however, interest rate swaps were entered into during 2001 in connection with the credit facility. The Company uses interest rate swaps to protect against interest rate fluctuation on a portion of its floating rate exposure by fixing a portion of this exposure. By using the interest rate swaps to hedge interest rate cash flows, the Company exposes itself to market risk; however market risk is managed through the setting and monitoring of parameters that limit the types and degree of market risk which are acceptable.

As of September 30, 2002, the Company has interest rate swap agreements related to the term loan B for notional amounts of $100 million, $50 million and $50 million that fix the LIBOR portion of our interest rates at 5.41%, 5.41%, and 4.39%, respectively. The remaining duration of the interest rate swap agreements range from 2 to 6 months and have a combined fair market value obligation of $3.2 million. The $3.2 million obligation was included in other payable and accruals.

8. Transactions with Related Parties and Certain Other Parties

During the first quarter of 2002, the Company amended the terms of its management agreement with Apollo for management consulting services, which among other things, reduced the annual fee from $1.0 million to $0.75 million. For the three and nine months ended September 30, 2002, the Company paid $0.2 million and $0.6 million, respectively, as consideration under the management consulting agreement. For the three and nine months ended September 30, 2001, the Company paid $0.2 million and $0.75 million, respectively, as consideration under the management consulting agreement.

Also, during the nine months ended September 30, 2002, we have continued our numerous agreements with Royal Dutch/Shell Group of Companies, ("Shell"), including the purchase of feedstock, site services, utilities, materials, facilities and manufacturing services. There were no material changes regarding our commitments surrounding certain agreements with Shell during the period.

In connection with a feedstock purchase agreement, the Company and Shell consummated a mutual release agreement dated July 23, 2002 whereby Shell agreed to pay a net $1.9 million to settle disputed Acetone and Phenol terms. This amount was recorded as a reduction to purchase and variable products on the consolidated statements of income for the three and nine months ended September 30, 2002.

In August 2002, Shell made a capital contribution of approximately $3 million to RPPI relating to reimbursements of certain pension costs which was pushed down to the Company on the same date.

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

Intangible assets consist of the following (in millions of U. S. dollars):

	September 30, 2002		December 31, 2001
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Patents and trademarks	$12	$11	$12	$11
Deferred finance costs	21	5	21	3
Total	$33	$16	$33	$14

Aggregate Amortization Expense:
For the nine months ended September 30, 2002	$2.4

Estimated Amortization Expense:
For the period October 1, 2002 through December 31, 2002	$0.8
For the year ended December 31, 2003	$3.0
For the year ended December 31, 2004	$3.0
For the year ended December 31, 2005	$3.0
For the year ended December 31, 2006	$3.0
For the year ended December 31, 2007	$2.0

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

Selected financial data by geographic region are presented below (in millions of U. S. dollars):

	U.S.	Europe and Africa	Asia Pacific And Middle East	Elimination	Total
As of and for the three months ended September 30, 2002:

Revenues from external customers .	$ 80	$ 98	$ 1	$ -	$ 179
Inter-segment revenues .	4	2	1	(7)	-
Operating income .	18	(6)	-	-	12
Total assets .	438	318	2	-	758

As of and for the three months ended September 30, 2001:

Revenues from external customers .	$ 108	$ 91	$ 8	$ -	$ 207
Inter-segment revenues .	5	36	(2)	(39)	-
Operating income .	32	(4)	-	-	28
Total assets .	415	315	8	-	738

	U.S.	Europe and Africa	Asia Pacific And Middle East	Elimination	Total
As of and for the nine months ended September 30, 2002:

Revenues from external customers .	$ 281	$ 284	$ 8	$ -	$ 573
Inter-segment revenues .	9	10	4	(23)	-
Operating income .	74	(13)	(1)	-	60
Total assets .	438	318	2	-	758

As of and for the nine months ended September 30, 2001:

Revenues from external customers .	$ 350	$ 304	$ 16	$ -	$ 670
Inter-segment revenues .	13	177	-	(190)	-
Operating income .	47	23	-	-	70
Total assets .	415	315	8	-	738

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

12. Special Charges

2002 Costs

Special charges for the three and nine months ended September 30, 2002 totaled $3 million and $6 million, respectively. These charges related to non-recurring transition expenses from the predecessor's IT systems and the implementation of an internal accounting function required to establish the Company as an independent entity.

2001 Costs

In connection with the recapitalization and related cost restructure program, the Company expensed certain costs in the three month and nine months ended September 30, 2001 totaling $2 million and $11 million, respectively. These costs were primarily transitional costs that are non-recurring and relate to severance and exit/relocation costs.

The following is a reconciliation of the transition expense severance liability (in millions of U. S. dollars):
	December 31, 2001	Additions	Deductions	September 30, 2002
Transition expenses	$ -	$ 6	$ 6	$ -
Severance	3	-	1	2
	$ 3	$ 6	$ 7	$ 2

13. Commitments and Contingencies

In the ordinary course of business, the Company is subject to various laws and regulations and, from time to time, litigation. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or results of operations of the Company. Management is not aware of any material pending actions against the Company.

Our business is subject to various federal, state, local and foreign laws and regulations which govern environmental health and safety ("EHS") related matters. Compliance with these laws and regulations requires substantial continuing financial commitments and planning. Moreover, the laws and regulations directly affect how we operate our business. The financial commitments consist of environmental costs for normal day-to-day operations, voluntary and mandatory matters as well as remediation issues.

As of September 30, 2002, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. In addition, an environmental remediation liability is not needed since we are not aware of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

In connection with a long-term supply agreement that was entered into during the second quarter of 2002, the Company has agreed to make certain estimated expenditures ranging between $2.5 million to $3.0 million during 2003 and 2004 to ensure that product manufactured meets agreed upon specifications.

14. Supplemental Cash Flow Information

The Company translates its foreign subsidiaries financial statements for consolidation in accordance with SFAS 52 (Foreign Currency Translation), using the current rate method translation to U. S. Dollars. As a result, the statement of cash flows is affected by the non-cash foreign currency translation adjustments that are pervasive in the consolidated balance sheet. The statement of cash flows has been adjusted to exclude the non-cash effects of the foreign currency translation adjustments.

Other Revenue

In December 2001, the Company entered into a BPA technology license agreement wherein the Company granted a non-exclusive license to a third party to use RPP LLC's technology to construct, operate and maintain and/or repair one licensed plant for the manufacture of BPA. Other than the grant to use the license, the Company will also provide technical assistance in the design, engineering, procurement, training, commissioning and/or start-up of the licensed plant. As of September 30, 2002, $1.7 million has been recognized as Other Revenues related to the sale of the BPA technology license. Revenues from the sale of the BPA technology license and related support services has been and will be recognized using the percentage of completion method.

15. Deferred Revenue

In May 2002, the Company entered into an exclusive and irrevocable option with a third party to execute a long-term supply contract, wherein the Company received $4.2 million. In June 2002, the Company executed a calcium chloride supply agreement with the third party for fifteen years. Revenues from the sale of the option will be recognized on a straight line basis over fifteen years consistent with duration of the supply agreement. Also, included in deferred revenue is $0.2 million for the sale of BPA technology license and related support services.

16. Capital Contribution

In August 2002, Shell made a capital contribution of approximately $3 million to RPPI relating to reimbursements of certain pension costs which were pushed down to the Company on the same date.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues	100%	100%	100%	100%
Cost and expenses:
Purchase and variable product costs	59	54	58	60
Operating expenses	17	15	16	15
Selling, general and administrative	8	9	8	7
Depreciation and amortization	5	4	4	4
Research and development	3	3	3	3
Special charges	2	1	1	1
Total	94	86	90	90

Operating income	6	14	10	10

Income from equity investment	-	-	-	-
Interest expense, net	8	9	8	7

Income (loss) before income taxes	(2)	5	2	3
Income tax expense	-	2	1	1

Net income (loss)	(2)%	3%	1%	2%

Consolidated EBITDA (1)	13%	18%	16%	16%

(1) Consolidated EBITDA represents income (loss) before income taxes, interest expense, net, special charges and depreciation and amortization. Consolidated EBITDA is presented because it is used by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, Consolidated EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with generally accepted accounting principles ("GAAP") or as a measure of a company's profitability or liquidity. Consolidated EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies.

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

Special Charges

Special charges consist of non-recurring type costs such as transaction expenses incurred in connection with the leverage recapitalization. Also included in special charges are transition expenses to establish the Company as an independent entity and severance costs related to restructuring or cost reduction programs.

Income from Equity Investment

Income from equity investment is related to unconsolidated equity investment.

Interest Expense, net

Interest expense, net consists of interest expense payable with respect to borrowings under the Credit Agreement and the existing notes, offset by our interest income from short-term cash investments. Interest expense also includes penalties incurred in connection with voluntary prepayments and fees related to credit agreement amendments, amortization of deferred financing costs and amortization of the premium and discount for the senior subordinated notes issued in November 2001 and November 2000, respectively.

Income Tax Expense

The Company is organized as a limited liability company and is not subject to U. S. income tax. Income tax information presented includes U. S. income taxes attributed to the Company's operations that are the responsibility of the Company's sole-owner, RPPI.

As of September 30, 2002 and 2001, we have accrued for income taxes, including both deferred and current income tax provisions. Additionally, we have made a Section 338(h) (10) election to allow our recapitalization to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes the basis of our U.S. assets has been stepped-up to their fair market values, and we are able to depreciate our assets using higher basis than the historical amount. This tax basis step-up may reduce cash payments for income taxes over the next four years.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Total Revenues

Total revenues decreased by $28 million, or 14%, to $179 million compared to the prior year quarter. The decrease in revenues is a result of decreased average prices and lower volumes. The decrease in average prices was attributable to decreases across all of the product lines. Overall average prices decreased by 8% from the prior year period. Overall volumes decreased by 7% from the prior year period as a result of soft demand related to the global recession.

Purchases and Variable Product Costs

Purchases and variable product costs decreased by $6 million, or 5%, to $106 million. This decrease was largely driven by lower sales volume, partially offset by higher prices for feedstocks due to the increasing price of petrochemical products related to the unstable oil markets.

Operating Expenses

Operating expenses decreased by $2 million, or 6%, to $30 million. The decrease is principally related to lower sites services, utilities, materials, maintenance and facilities costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $5 million, or 28%, to $13 million. The decrease is primarily a result of decreased payroll burden and capitalization of personnel expense to the information technology project in 2002 coupled with non-recurring outside service expenditures in 2001.

Depreciation and Amortization

Depreciation and amortization increased by $1 million, or 13%, to $9 million. The increase is primarily a result of increased assets being placed in service.

Research and Development Expenses

Research and development costs decreased by $1 million, or 14%, to $6 million. The decrease is primarily due to the decrease in personnel and lower rental expense in connection with the cost reduction program.

Special Charges

Special charges increased by $1 million to $3 million. The increase is primarily related to higher transition activities in the quarter ended September 30, 2002 compared to the same prior year period. Transition activities for the quarter ended September 30, 2002 consisted of $3 million of non-recurring transition expenses from the predecessor's IT systems and the implementation of an internal accounting function. Special charges for the quarter ended September 30, 2001 consisted of $2 million of exit and relocation activities related to a cost restructure program.

Operating Income

Operating income decreased by $16 million, or 57%, to $12 million. The decrease was primarily due to the decreased revenue, increased depreciation and amortization and special charges, partially offset by decreases in purchase and variable costs, operating expenses, selling, general and administrative expenses and research and development costs.

Interest Expense, Net

Interest expense, net, decreased by $3 million, or 17%, to $15 million. The decrease is primarily due to the decrease in long-term debt resulting from the voluntary prepayments partially offset by increased interest rates related to the additional issuance of $75 million of 13 1/2 % senior subordinated notes in November 2001.

Income (Loss) Before Income Taxes

Income (loss) before income taxes decreased by $13 million to a $3 million loss. The decrease is due to the decrease in operating income, partially offset by decreased interest expense, net.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased by $5 million to a $1 million benefit. The decrease is primarily related to a decrease in taxable income resulting from decreased income (loss) before income taxes.

Net Income (Loss)

Net income (loss) decreased by $8 million from the prior year quarter. The decrease was due to decreased income (loss) before income taxes, partially offset by income tax benefit.

Consolidated EBITDA

Consolidated EBITDA decreased by $14 million, or 37%, to $24 million. The decrease was primarily due to decreased revenue, partially offset by decreases in purchase and variable costs, operating expenses, selling, general and administrative expenses and research and development costs. In 2001, we announced the start of a comprehensive information technology project to establish our own systems and infrastructure in order to transition from the predecessor IT and accounting systems. In connection with these activities we projected various cost savings. Consolidated EBITDA for the quarter ended September 30, 2002 has not been adjusted by $1 million of projected cost savings. Assuming these projected cost savings had been in effect on July 1, 2002, adjusted consolidated EBITDA would have been $25 million.

This financial information is being presented because it is an important measure that, (i) management uses to analyze the business, and (ii) is relevant to the bondholders and lenders to analyze our financial performance. This financial information should not be construed as being more important than the GAAP financial data included in this report.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Total Revenues

Total revenues decreased by $97 million, or 14%, to $573 million compared to the prior year period. The decrease in revenues is a result of decreased average prices and lower volumes. The decrease in average prices was attributable to decreases across all of the product lines. Overall average prices decreased by 10% from the prior year period due to the soft demand. Overall volumes decreased by 5% from the prior year period as a result of lower demand related to the global recession. The decreased in total revenue was partially offset by the sale of a BPA technology license and related support services totaling $1.7 million recognized as other revenue.

Purchases and Variable Product Costs

Purchases and variable product costs decreased by $69 million, or 17%, to $332 million. This decrease was largely driven by lower sales volume, partially offset by higher prices for feedstocks due to the increasing price of petrochemical products related to the unstable oil markets.

Operating Expenses

Operating expenses decreased by $9 million, or 9%, to $89 million. The decrease is principally related to lower sites services, utilities, materials, maintenance and facilities costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1 million, or 3%, to $44 million. The decrease is primarily a result of decreased payroll burden and capitalization of personnel expense to the information technology project.

Depreciation and Amortization

Depreciation and amortization increased by $1 million, or 4%, to $26 million. The increase is primarily a result of increased assets being placed in service.

Research and Development Expenses

Research and development costs decreased by $4 million, or 20%, to $16 million. The decrease is primarily due to decreased personnel and lower rental expense in connection with the cost reduction program.

Special Charges

Special charges decreased by $5 million to $6 million. The decrease is primarily related to lower transition cost incurred in the nine months ended September 30, 2002. Transition activities for the nine months ended September 30, 2002 consisted of $6 million of non-recurring transition expenses from the predecessor's IT systems and the implementation of an internal accounting function. Special charges for the nine months ended September 30, 2001 consisted of $3 million of severance costs and $8 million of exit/relocation costs.

Operating Income

Operating income decreased by $10 million, or 14%, to $60 million. The decrease was primarily due to the decreased revenue, and increased depreciation and amortization, partially offset by decreases in purchase and variable costs, operating expenses, selling, general and administrative expenses, research and development costs, and special charges.

Interest Expense, Net

Interest expense, net, decreased by $4 million, or 8%, to $49 million. The decrease is primarily due to the decrease in long-term debt resulting from the voluntary prepayments partially offset by increased interest rates related to the additional issuance of $75 million of 13 1/2 % senior subordinated notes in November 2001.

Income (Loss) Before Income Taxes

Income (loss) before income taxes decreased by $6 million to $12 million. The decrease is due to the decrease in operating income, partially offset by decreased interest expense, net.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased by $2 million to $5 million. The decrease is primarily related to decreased taxable income resulting from decreased operating income, partially offset by decreased interest expense, net.

Net Income (Loss)

Net income (loss) decreased by $4 million from the prior year period. The decrease was due to decreased income (loss) before income taxes.

Consolidated EBITDA

Consolidated EBITDA decreased $14 million, or 13%, to $93 million. The decrease was primarily due to decreased revenue, partially offset by decreases in purchase and variable costs, operating expenses, selling, general and administrative expenses and research and development costs. In 2001, we announced the start of a comprehensive information technology project to establish our own systems and infrastructure in order to transition from the predecessor IT and accounting systems. In connection with these activities we projected various cost savings. Consolidated EBITDA for the nine months ended September 30, 2002 has not been adjusted by $4 million of projected cost savings. Assuming the projected cost savings had been in effect on January 1, 2002, adjusted consolidated EBITDA would have been $97 million.

This financial information is being presented because it is an important measure that, (i) management uses to analyze the business, and (ii) is relevant to the bondholders and lenders to analyze our financial performance. This financial information should not be construed as being more important than the GAAP financial data included in this report.

Liquidity and Capital Resources

During the nine months ended September 30, 2002, our operating cash flow was more than our working capital needs, and we used this excess to make three voluntary principal payments totaling $22.5 million that reduced the amount of long-term debt outstanding under the credit agreement. Our working capital requirements principally include accounts receivable, product and raw materials inventory, labor, equipment and debt service costs. We expect to continue to finance our operations through net cash provided by operating activities, existing cash on hand, other financing vehicles and borrowings under our revolving credit facility. As a result of our high level of debt and the global recession, we will have to continue to generate significant cash flows to meet our current debt service requirements. For a discussion of factors affecting our operating cash flows, see "Outlook for Remainder of 2002" below.

At September 30, 2002, we had $80 million outstanding under the Term Loan A, $203 million outstanding under the Term Loan B, and $9 million outstanding under the revolving credit facility. This resulted in a borrowing capacity of $139 million. During the nine months ended September 30, 2002, we borrowed $48 million and made payments of $63 million, which includes three voluntary principal payments totaling $22.5 million under the Credit Agreement. Also as of September 30, 2002, we were in compliance with each of our financial covenants under the Credit Agreement.

On June 20, 2002, the Credit Agreement was amended to modify, among other things, certain covenants related to indebtedness and dividends. The definition of the Applicable Margin as it applies to the Term Loan B was also restated to a lower percentage. The indebtedness covenant was modified to permit additional debt not to exceed $1.8 million under RPPI's restricted unit plan, plus debt in respect of regularly scheduled interest payments thereon. The dividend covenant was modified to allow dividends not to exceed $30 million to RPPI to be used for the purchase of certain RPPI paid-in-kind junior subordinated notes and common stock. We incurred approximately $1.0 million of finance charges that were expensed in connection with this amendment.

During the nine months ended September 30, 2002, we entered into a number of thirty-six month leases for equipment at an aggregate annual rental of $0.8 million. The equipment has been capitalized at its fair market value of $2.4 million, which approximates the present value of the minimum lease payments. We will continue to review entering into capital lease agreements as alternate sources of financing with favorable interest rates as opportunities arise. In addition, we entered into unsecured trade notes, totaling $3.8 million, payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. As of September 30, 2002, $3.2 million of the unsecured trade notes was outstanding. Annual payments in 2002 for other long-term debt will average approximately $1.2 million.

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of derivative and the effectiveness of the hedge. We do not enter into derivative instruments for trading purposes; however, interest rate swaps were entered into during 2001 in connection with the credit facility. We use interest rate swaps to protect against interest rate fluctuation on a portion of our floating rate exposure by fixing a portion of this exposure. By using the interest rate swaps to hedge interest rate cash flows, we are exposed to market risk; however market risk is managed through the setting and monitoring of parameters that limit the types and degree of market risk which are acceptable.

As of September 30, 2002, we had interest rate swap agreements related to the Term Loan B for notional amounts of $100 million, $50 million and $50 million that fix the LIBOR portion of our interest rates at 5.41%, 5.41%, and 4.39%, respectively. The remaining duration of the interest rate swap agreements range from 2 months to 6 months and have a combined fair market value obligation of $3.2 million.

For the nine months ended September 30, 2002, we generated net cash provided by operating activities of $49 million, used cash in investing activities of $40 million and used cash in financing activities of $12 million. Investing activities primarily consisted of expenditures for property, plant and equipment. For the nine months ended September 30, 2001, we generated net cash provided by operating activities of $77 million, and provided cash in investing activities of $6 million and used cash in financing activities of $78 million.

Expenditures for property, plant and equipment totaled $41 million and $13 million for the nine months ended September 30, 2002 and 2001, respectively. Of the $41 million spent in 2002, $24 million was related to the information technology project and $17 million for other capital expenditures.

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

In connection with a long term supply agreement that was entered in the second quarter of 2002, we have agreed to make certain estimated expenditures ranging between $2.5 million to $3.0 million during 2003 and 2004 to ensure that product manufactured meets agreed upon specifications.

During the latter part of 2001, a comprehensive information technology project was approved and initiated, and will encompass new globally integrated software, hardware, networks and phone systems that will support our business at a higher level. We estimate that the project will run through the end of 2002 and will cost approximately $35 to $38 million. Of the $35 to $38 million, certain costs will be capitalized and the remainder will be expensed to special charges depending upon various factors such as the type of financing arrangement, the phase of the project, and nature of the costs. As of September 30, 2002, we incurred costs of approximately $30.2 million from inception-to-date on this project, of which $27.9 million was capitalized and $2.3 million expensed.

Our high level of debt may preclude us from borrowing any new funds. Based on our current level of operations and anticipated growth and cost savings, management believes that our cash flow from operations, together with existing cash and cash equivalents on hand and future borrowings under our revolving credit facility, if necessary, will be sufficient to fund our working capital needs and expenditures, for property, plant and equipment and debt service obligations, although no assurance can be given in this regard.

Outlook for Remainder of 2002

Our outlook for the remainder of 2002 does not include a near term material improvement in the global economy.  Raw material costs are expected to continue to increase.   Product prices that do not increase are expected to remain steady.  There can be no assurances that (a) these demand trends and increasing raw material costs will or will not continue beyond 2002, (b) we will be able to realize margins we have historically achieved as feedstock costs increase or (c) our feedstock costs will not rise faster than our product prices and reduce our margins.  Management targets have been set to improve our balance sheet and cash flows by (1) reducing costs by an additional $30 million per year to be in effect by the end of 2002 and (2) adding incremental cash generation this year of $20 million through continued aggressive asset management. We can not provide assurance that these targets can be achieved.

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

As of September 30, 2002, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. We will accrue for an environmental remediation liability when a liability is considered probable and the costs are reasonably estimable.

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

Research and Development

Our research and development activities are aimed at developing and enhancing products, processes, applications and technologies on a global basis. We emphasize a customer driven, "systems and solutions" approach in discovering new applications and processes and providing customer service through our technical staff. We also focus on on-going improvement of plant yields, fixed costs and capacity. Our research and development expenditures were $6 million and $7 million for the quarters ended September 30, 2002, and 2001, respectively. The research and development expenditures were $16 million and $20 million for the nine months ended September 30, 2002 and 2001, respectively. In order to continue to find alternate applications for our products and to continue to seek efficiencies in our manufacturing efforts, we expect to spend similar amounts in the future on product development and process development over the next few years.

Effects of Currency Fluctuations

We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with euro-related currencies also being significant. For the nine months ended September 30, 2002, 51% of our total revenues and 60% of our total expenses were from companies incorporated outside the United States. For the nine months ended September 30, 2001, 48% of our total revenues and 50% of our total expenses were from companies incorporated outside the United States. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the Euro relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on euro-denominated debt, including certain borrowings under the credit agreement, and U.S. dollar denominated debt, including the notes and certain borrowings under the Credit Agreement.

A substantial amount of assets and liabilities outside the U. S. are denominated in Euros. The exchange rate of the U. S. dollar to the Euro was 1.0193 and 1.0936 at September 31, 2002 and 2001, respectively. We may utilize forward exchange contracts to hedge foreign currency transaction exposures. There were no foreign exchange contracts outstanding at September 31, 2002.

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

Recent Accounting Standard

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are engaged in manufacturing and marketing resins in the U. S. and internationally. As a result, the Company is exposed to certain market risks that include financial instruments such as foreign currency, short-term investments, trade receivables, and long-term debt. The Company does not enter into derivative instruments for trading purposes; however, interest rate swaps have been previously executed in connection with the Company's credit facility. The interest rate swaps protect the Company against interest rate fluctuation by fixing the credit facility interest rate from a variable interest rate. The credit facility balance under Term A and B loans include $83 million at September 30, 2002 that is subject to variable interest rates. Assuming no change in credit facility borrowings, a one hundred basis point change in interest rates would impact net interest expense by approximately $0.8 million per year.

Item 4. Controls and Procedures

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Part II. OTHER INFORMATION

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLUTION PERFORMANCE PRODUCTS LLC

Date: November 12, 2002	By:	/s/ J. Travis Spoede
J. Travis Spoede, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

RPP CAPITAL CORPORATION

Date: November12, 2002	By:	/s/ J. Travis Spoede
J. Travis Spoede, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, J. Travis Spoede, Chief Financial Officer, certify that

1. I have reviewed this quarterly report on Form 10-Q of Resolution Performance Products LLC and RPP Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants' as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants' and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrants', including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By/s/ J. Travis Spoede

J. Travis Spoede, Chief Financial Officer

I, Marvin O. Schlanger, Chief Executive Officer, certify that

1. I have reviewed this quarterly report on Form 10-Q of Resolution Performance Products LLC and RPP Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants' as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants' and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrants', including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By/s/ Marvin O. Schlanger

Marvin O. Schlanger, Chief Executive Officer