Form 10-K
period 2002-12-31
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2003-03-25
CIK 1132423, 1132424

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [ ] No [X]

At February 1, 2003, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation, none of which was held by non-affiliates of the Registrants. At June 30, 2002, the market value of the common equity of each of Resolution Performance Products LLC and RPP Capital Corporation held by non-affiliates was zero.

Documents Incorporated by Reference: None

RESOLUTION PERFORMANCE PRODUCTS LLC

RPP CAPITAL CORPORATION

FORM 10-K

TABLE OF CONTENTS

This report contains certain forward-looking statements that involve risks and uncertainties, including statements about our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical in nature. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of these words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including without limitation, management's examination of operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. Our actual results could differ materially from the results anticipated in these forward-looking statements. Some of the factors that could negatively affect our performance are discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and under the caption "Risk Factors" in our Registration Statement on Form S-4 (File No. 333-102505), which was declared effective by the SEC on February 14, 2003, and elsewhere in this report.

Unless otherwise indicated in this report, (1) the terms "RPP LLC," "we," "our," "ours" and "us" refer to Resolution Performance Products LLC and its subsidiaries, including the non-U.S. subsidiaries acquired in connection with or following the recapitalization described below, or, where the context requires, the operations of our predecessor, the epoxy resins and Versatic acids and derivatives business of the Royal Dutch/Shell Group of Companies (together with its affiliates, "Shell"), (2) the term "RPP Capital" refers to RPP Capital Corporation, our wholly-owned subsidiary and a co-obligor on our 13 1/2% senior subordinated notes due 2010, (3) the term "Issuers" refers to RPP LLC and RPP Capital, (4) the term "RPP Inc." refers to Resolution Performance Products Inc., our parent company, formerly known as Shell Epoxy Resins Inc., and (5) the term "RPP B.V." refers to Resolutions Holdings B.V., our wholly-owned subsidiary. The financial data included in this report relating to the period prior to the November 2000 recapitalization come from the financial statements of the epoxy resins and Versatic acids and derivatives business of Shell.

PART I

ITEM 1. BUSINESS

Overview

On November 14, 2000, with an effective date of November 1, 2000, RPP LLC acquired the Resins Business from Shell (the "Transaction"). On the same dates, simultaneous with the above acquisition, RPP Inc. was acquired by RPP Holdings LLC, an affiliate of Apollo Management IV, L.P. ("Apollo") in a recapitalization transaction. RPP Inc., our parent company, was recapitalized in a transaction financed in part by the proceeds from a senior secured credit facility, and a private placement of 13 1/2% senior subordinated notes. Prior to the recapitalization, RPP Inc. was a wholly-owned subsidiary of Shell.

We are the leading worldwide manufacturer and developer of epoxy resins and are also the leading global manufacturer of Versatic acids and derivatives. Epoxy resins are chemicals primarily used in the manufacture of coatings, adhesives, printed circuit boards, fiber reinforced plastics and construction materials due to their excellent adhesion, effective corrosion resistance, strong electrical insulation and mechanical strength properties. Products containing epoxy resins serve a wide range of end-use industries, including automotive, aerospace, electrical, construction and industrial maintenance. Versatic acids and derivatives are specialty products which complement our epoxy resin product offerings in the coatings, adhesives and construction industries. We focus on providing our customers with specialty "systems and solutions," which are packages of basic and specialty epoxy resins combined with curing agents and other materials that are designed to meet the specific technical requirements of our customers. Many of our products are developed and formulated for specific end-customer products and applications, where the purchasing decisions are driven primarily by product performance, technical specifications and the ability to deliver customized service and solutions rather than solely by price.

We are a global business with customers in three principal geographic regions. Regional sales based on segment information are comprised of the following: the Americas (50% of revenues for the year ended December 31, 2002), Europe (49%) and Asia Pacific (1%). These customers are served by our global sales and customer service network and by manufacturing facilities in all three regions. We manufacture the two principal components, or intermediates, of epoxy resins, which are bisphenol-A, or BPA, and epichlorohydrin, or ECH, and we operate two of the three largest epoxy resins manufacturing plants in the world. This backward integration and world-scale manufacturing capability provides us with a low cost, reliable supply of intermediates for the production of epoxy resins. We believe that our market leadership in the epoxy resins and Versatics and derivatives industries is primarily attributable to our strategy of offering our customers a broad line of products, technical expertise and product applications support along with being a low cost producer of epoxy resins.

We manufacture and sell liquid epoxy resins, or LER, typically using internally produced BPA and ECH; although, we ocassionally use ECH and/or BPA produced by third parties. We also combine LER with a variety of other materials, which we either manufacture ourselves or purchase from others, to produce solid epoxy resins, epoxy resin solutions and specialty epoxy resins. In addition, we manufacture a wide range of epoxy resin curing agents, catalysts and other additives which are sold alone or with our epoxy resin products. Epoxy resins are used in many applications, the most significant of which include coatings, electrical and electronics, composites, and adhesives.

We are also the leading manufacturer and marketer of Versatic acids and derivatives, taking advantage of our manufacturing economies of scale and low cost ECH supply. Versatic acids and derivatives can be divided into three groups: Versatic acids, VeoVa and Cardura. Versatic Acids are used mainly in pharmaceuticals, peroxides and agrochemicals whereas VeoVa and Cardura are used mainly in decorative and protective coatings and personal care products. Our principal customers for these products operate in the automotive coatings, paint and construction industries, similar to our epoxy resin customers.

We also sell our excess production of BPA and ECH to third parties. BPA is an important component of polycarbonate plastics, which are primarily used in the growing electrical and electronics market, including computer and business equipment and optical disk applications. Polycarbonate is also used in the automotive and glass industries. In addition to being used in the manufacture of epoxy resins and Versatic acids and derivatives, ECH is used in water treatment applications.

Industry Overview

We are one of three global producers of epoxy resins, who together accounted for more than half of the 2002 global capacity for LER, which is the foundation product of the industry. The U.S. and Europe accounted for a significant portion of the industry's global LER demand and capacity in 2002, with the U.S. being a significant exporter of epoxy resins as well. Due to import tariffs, transportation costs, customer preferences in performance and applications and industry structure, industry dynamics vary by region. In 2002, these three global producers account for the majority of LER capacity in the United States and Europe. There are also several other companies, predominantly in Asia and Eastern Europe, most of whom usually participate locally and do not have the world-scale manufacturing capabilities or cost structure to compete effectively in the epoxy resins industry on a global basis. However, several other producers recently have developed the capability to export to the U.S. and Europe and compete effectively for a portion of the markets.

During the year ended December 31, 2002, prices of our major feedstocks (acetone, chlorine, propylene, and phenol) increased significantly relative to 2001. Historically, feedstock pricing is an important factor in profitability as there is a lag between feedstock price changes and product price changes. This lag has typically ranged from three to twelve months depending on the magnitude of the feedstock cost change and market dynamics.

After a significant decline in demand for epoxy resins products in 2001, the demand in 2002 has not recovered with global consumption being relatively the same as last year. Similarly, the pricing environment for epoxy resins continues to be negatively impacted by excess production capacity as compared to demand. Overall average prices in 2002 have trended downward from 2001. However, our feedstocks increased significantly resulting in compressed margins. We also experienced margin compression in our ECH and BPA businesses. Our Versatics business experienced double digit volume growth while maintaining margins.

Competition

We compete primarily with Dow Chemical and Vantico Group S.A. in the epoxy resins industry. In 2002, we, together with Dow and Vantico, were the major producers of liquid epoxy resins, which is the foundation product of this industry and account for a majority of LER capacity in the United States and Europe. Due to import tariffs, transportation costs, customer preferences in performance and applications and industry structure, industry dynamics vary by region. Nanya is a significant competitor in Asia. Nanya and Thai Epoxy among others have established export capabilities and now compete for a portion of the markets in Europe and the U.S. There are also other smaller competitors, primarily in Asia and Eastern Europe, who participate locally and in the export market to a limited extent but do not have the world class manufacturing capabilities or cost structure to effectively compete in the epoxy resins industry worldwide over the long term.

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

In the production and sale of BPA, we compete with companies who are backward integrated into phenol such as Aristech (a subsidiary of Sunoco) and Mitsui Chemical, and those who are forward integrated into polycarbonate, such as General Electric and Bayer. Forward integrated polycarbonate manufacturers have captive demand but also may sell excess BPA to third parties. Both Mitsui Chemical and Aristech do not have captive demand but sell to third parties. Bayer, a polycarbonate manufacturer who was a large BPA customer of ours, reduced purchases from us because it recently started up additional BPA production capacity. Competition in the BPA market is based primarily on price, product quality and security of supply.

In the Versatic Acids and derivatives product line, which is a small but growing niche market, our only significant direct competitor is ExxonMobil, who produces a broad range of carboxylic acids. The main competition for Versatic products comes from other monomers, such as acrylate esters, which are also used as a monomer with vinyl acetate for the production of emulsions polymers. For Cardura, the main competition is from hydroxy acrylic monomers for use in automotive/industrial coatings applications.

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

Liquid epoxy resins are the foundation of the industry since most epoxy resins are initially produced as liquid and can then be modified into solid epoxy resins or solutions through the addition of incremental BPA or solvents. In addition to these resins, there are other specialty epoxy resins based on other raw materials. Epoxy resins are used in applications such as coatings, electrical and electronics, construction, adhesives and composites in a variety of end-use industries. Epoxy resins accounted for 66%, 64% and 62% of our revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

  Versatic Acids and Derivatives

Versatic Acids and derivatives include Versatic Acids, VeoVa and Cardura. The applications for Versatic Acids include pharmaceuticals (such as semi-synthetic penicillins), peroxides and agrochemicals and for VeoVa and Cardura range from decorative and protective coatings to personal care products (such as hair spray). Versatic Acids and derivatives are specialty products. We anticipate increasing our sales of Versatic Acids and derivatives significantly over the coming years by expanding our sales efforts geographically. One of the primary end-uses of these products is in polymers and additives for the coatings industry. Within this segment there is a wide spectrum of polymer systems, usually coating binders, which provide significant benefits to the finished coating, including adhesion, gloss, flexibility, outdoor durability and ease of application. These products are alternatives to other products and are distinguished by their unique branched molecular structure. We manufacture Versatic Acids and derivatives using our integrated manufacturing sites and our internally produced ECH.

Our customers use Cardura as an intermediate for the production of automotive coatings as well as a flow improver for epoxy resins. Our VeoVa is mainly sold to latex producers for use in the production of latex paints.

We are also developing additional applications beyond the traditional coatings market in order to broaden the customer base for these products, such as the use of VeoVa in adhesive and paper coatings and Cardura for flow improvement of pigment in epoxy paints. In addition, we completed construction of an advanced manufacturing facility for Cardura at our Pernis facility in December 2001 and expanded our production capacity for Cardura.

Versatic Acids and derivatives accounted for approximately 12%, 10% and 9% of our revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

  9; Bisphenol-A

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

A limited number of manufacturers produce BPA for resale. By producing our own BPA, we maintain a low cost position for production of epoxy resins. We produce and sell excess BPA in order to achieve economies of scale and thereby lower our manufacturing costs. We believe that we are one of the largest suppliers of BPA to third parties and one of the largest producer of BPA in the world. Because the largest end-use segment for BPA is the manufacture of polycarbonate resins, we focus on sales to polycarbonate producers, who desire the high quality product yielded by our process. In addition, because we do not compete in the polycarbonate market, we believe our position as a supplier to non-integrated polycarbonate customers is enhanced.

As our base epoxy resin business grows, we anticipate that we will be increasing our internal use of BPA and to the extent that third party sales conflict with epoxy resins production, third party BPA sales will be reduced.

Sales of BPA to third parties accounted for 17%, 21% and 23% of our revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

  Other Products

Sales of ECH and other products to third parties accounted for 5%, 5% and 6% of our revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Customers

Our top twenty and fifty customers accounted for approximately 54% and 75% of our revenues in 2002. No one customer accounted for 10% or more of our revenues in 2002. Many of our customers are in mature industries, which have undergone consolidation. As a result, in many end-use markets, such as aerospace, automotive and heavy electrical equipment manufacture, there are only a few large potential customers for our products.

Sales and Marketing

We market an extensive product line to meet a wide variety of customer needs. We focus on selecting customers who are or have the potential to be leaders in their industries and who have growth objectives which support our own. In addition, we focus on customers who value our "systems and solutions" package. This package includes high-quality, reliable products backed by local sales support and technical expertise offered at an attractive price. Through our customer relationships, we have established important cost and performance requirements for each customer application. In the coatings industry, for example, once we establish a strong position as a supplier of high quality, high volume basic resin to our customers, we are often able to learn of their other needs for specialty products, such as performance resins, curing agents and/or modifiers, and supply these value-added products to them as well. As a result, we have been able to expand the range of products purchased by larger customers.

We sell and support our products in over 67 countries throughout the world through our sales and customer service network. We use a direct sales force for sales to our larger customers and third-party distributors to serve our smaller customers, where it is more cost efficient to do so. Our direct sales force, customer service and support network consists of approximately 28 employees in the Americas, 39 in Europe and Africa and 20 in Asia Pacific and the Middle East. We have consolidated our customer service and support network into key regional customer service centers, in order to reduce overhead costs. We have global account teams that focus on coordination for major global customers, including technical service, supply and commercial terms. In addition, technical professionals are assigned to each of the three regions to support the sales effort. In the Americas, we also have a telephone resource for technical advice and support for our customers.

Our distributors are compensated through a discount from the list price of our products they purchase. We have also been consolidating the number of distributors we use in order to reduce our logistics and supervisory costs. We have routine distributor evaluations and incentive programs which are designed to reinforce the "systems and solutions" sales approach. We choose our distributors based on reputation, flexibility and capability to bring the "systems and solutions" marketing strategy to their customers. Each distributor carries our entire line of resins and related products line, as well as versatic acids and derivatives. Our broad product line provides our distributors with a competitive advantage over competing distributors with more limited product lines or who must source from multiple suppliers to achieve the same product breadth.

Sales to many of our customers in the United States are made under written contracts with an initial term of one year or longer and have either evergreen provisions or automatic renewal. These contracts are generally for the supply of products based on targeted amounts or a specified percentage of the customer's requirements. Prices in contracts for epoxy resins are generally negotiated based on market prices and often include volume discounts. Prices in contracts for BPA are either established using multi-variable formulas based on underlying chemical benchmark prices, cost of production and a margin based on published market indicators or negotiated for set periods of time - usually quarterly.

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

We have approximately 91 scientists and technicians worldwide. We conduct research and development activities at our facilities in Pernis, The Netherlands; Houston, Texas; Louvain la Neuve, Belgium; and Yokkaichi, Japan, our joint venture partner's facility. Our research and development facilities include a broad range of epoxy synthesis, testing and formulating equipment, and small scale versions of customer manufacturing processes for applications development and demonstration.

Our research and development expenditures were $20 million, $25 million and $26 million in 2002, 2001 and 2000, respectively. We centrally manage all these activites to ensure an adequate investment return and to globally share ideas within our business.

Intellectual Property

Our most significant intellectual property rights are our patents and related proprietary rights. As of December 31, 2002, we owned or licensed or had rights to approximately 645 patents and patent applications. Over half of our patents are in Europe and the remainder are in the United States and Asia. We anticipate that we will apply for additional patents in the future as we develop new products and processes. Our intellectual property rights include know-how and patents covering analytical tests, extensive applications testing capability and industry-leading processing and formulating knowledge of thermoset resin systems for specific end-uses such as protective and decorative coatings, electrical laminates, electronics, composites, adhesives, fibers and textiles and civil engineering. We have a broad portfolio of patents, know-how and intellectual property agreements relating to our products.

As of December 31, 2002, we owned or had licensing rights to a number of trademarks. Our most significant trademarks are RESOLUTION, EPIKOTE Resins, EPON Resins, EPIKURE Curing Agents, EPI-REZ Waterborne Resins, HELOXY Modifiers, CARDURA Glycidyl Ester, VERSATIC acids and VEOVA Monomers.

Shell has retained rights in some of the intellectual property acquired by us as part of the Transactions. See Item 13. "Certain Relationships and Related Transactions-Ongoing Relationship with Shell-Intellectual Property Agreements."

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

We purchase chlorine, a primary raw material for ECH, under long-term supply contracts with third parties which provide us with producer-like economics by allowing us to buy this raw material at a margin above production cost and thereby lower our manufacturing costs. We also purchase propylene, the other primary raw material for ECH, under long-term supply agreements with Shell that are based on market price less negotiated volume discounts. We purchase phenol and acetone, the primary raw materials for BPA, under supply contracts with Shell and other third parties that are based on discounted market prices and input-cost formulae. Because we are co-located with Shell at several of our facilities, our transportation and logistics costs for certain raw materials which Shell provides us are minimized.

Raw materials for versatic acids consist of carbon monoxide, propylene trimer and di-isobutylene. Carbon monoxide is supplied by pipeline under a long-term contract from a production facility near our Pernis plant, propylene trimer is obtained via price formula based contracts and spot purchases and di-isobutylene is obtained from third parties under multi-year supply agreements. At our Pernis site, Versatic Acids are combined with ECH to produce Cardura and at our Moerdijk site they are combined with acetylene, which is purchased from Shell under long-term supply agreements, to produce VeoVa.

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

Employees

At December 31, 2002, we had approximately 994 employees worldwide (excluding Shell employees who operate certain of our facilities under operating and maintenance agreements). Of our employees, approximately 52% are based in the Americas, 43% in Europe and Africa and 5% in Asia Pacific and the Middle East.

Approximately 80 employees at our Deer Park plant are subject to a collective bargaining agreement which expires in November 2006. Approximately 54 employees at our Norco plant are subject to a collective bargaining agreement which expires on June 30, 2007. At our Pernis plant approximately 200 employees are subject to a collective bargaining agreement which expires in October 2004. In several locations outside the United States, employees are represented by local Staff Councils as required by local laws or customs. When necessary, we have completed the required consultation process with these entities. Management generally considers its relationships with its employees to be satisfactory.

Environmental/Occupational Health and Safety Matters

We have adopted and implemented health, safety and environmental policies, including a global environmental, health and safety management system, which are similar to those that are developed and implemented by others in the chemical industry. These policies include systems and procedures governing environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship. Facility managers have assumed day-to-day responsibility for statutory and regulatory compliance, with oversight and support provided by our corporate environmental, health and safety managers.

We are subject to extensive regulation under the environmental and occupational health and safety laws by federal, state and local governmental entities and foreign authorities, such as the European Union. These laws are designed to protect workers and the public from exposure to certain hazardous chemicals and dangerous work conditions, to protect natural resources and to limit discharges of hazardous substances to the environment from ongoing operations. They provide for substantial fines and potential criminal sanctions for violations. They also establish requirements to remediate contamination. The laws are complex, change frequently and have tended to become more stringent over time.

For example, statutes such as the federal Comprehensive Environmental Response, Compensation and Liability Act and comparable state and foreign laws impose strict, joint and several liability for investigating and remediating the consequences of spills and other releases of hazardous materials, substances and wastes at current and former facilities, and at third-party disposal sites. In addition, other laws permit individuals to seek recovery of damages for alleged personal injury or property damage due to exposure to hazardous substances and conditions at our facilities or to hazardous substances otherwise owned, sold or controlled by us. Therefore, notwithstanding our commitment to environmental management, we cannot assure you that environmental, health and safety liabilities will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or business reputation.

Our sites have an extended history in the manufacture of epoxy resins and other industrial chemical processes. Shell has performed site assessments at the major manufacturing facilities. The assessments have identified soil, groundwater and/or surface water contamination associated with historical operations and on-site waste disposal practices at a majority of the sites. Liabilities associated with these matters generally are covered under our environmental indemnity from Shell. These conditions are currently being investigated, remediated and/or monitored by Shell, some at the direction of governmental authorities. With two exceptions, Lakeland and Barbastro, the manufacturing facilities are part of larger integrated complexes and, therefore, the on-going activities are part of a site-wide cleanup program. Shell has the right to retain control over such activities under the term of the environmental agreements.  See Item 13. "Certain Relationships and Related Transactions-Ongoing Relationship with Shell-Environmental Agreements."

At the Barbastro facility, we are unaware of any environmental conditions likely to require material expenditures. At the Lakeland facility, the other one of our two sites which is not co-located with a Shell facility, groundwater contamination is present at and is migrating from the facility. The characterization and remediation of this condition and the sources thereof are the subject of a consent order (and any amendments thereto) issued by the Florida Department of Environmental Protection. Remediation activities are currently on-going. Shell retains financial responsibility for all contamination issues that are or become subject to the consent order and any existing or future amendments thereto.

As a general matter, notwithstanding the indemnity provided by Shell, certain liabilities for environmental and occupational health and safety matters fall outside the scope of the protections offered in the environmental agreements, including liabilities and costs resulting from future laws, permit conditions and other requirements. These liabilities may result in the incurrence of material costs and/or impact our future operations. They include the following:

-

The permit for the hazardous waste incinerators at the Norco facility expired in January 2001 although we are permitted to continue to utilize the incinerators until a final decision is made regarding the permit renewal. We have been in on-going negotiations with the Louisiana Department of Environmental Quality regarding the renewal of the permit for several years. In connection with these activities, we have performed a risk assessment evaluating the potential impact of incinerator emissions on the surrounding area. The risk assessment has been submitted to the Louisiana Department of Environmental Quality and is awaiting the agency's review and comment.

-

Also affecting the renewal process described above are emission control upgrades that must be installed on the incinerator to satisfy maximum achievable control technology requirements imposed under the federal Clean Air Act. We are in the process of installing the required hardware for emission control for which Shell has financial responsibility. However, in the event that the Louisiana Department of Environmental Quality does not renew the incinerator permit or renews it but imposes more stringent emission requirements than those presently in force, or if the new incinerator hardware does not in any event meet the emission control regulatory requirements, we may be required to incur significant additional waste disposal costs, curtail operations, and/or make additional material expenditures for emissions control equipment. Such potential costs will no longer be subject to financial contribution from Shell. No information is available at this time to evaluate the possibility that the agency will not renew the permit or that the hardware will not meet the regulatory requirements.

-

Certain chemicals have been alleged to interact with the endocrine systems of humans and wildlife and disrupt normal processes (i.e. endocrine disrupters). BPA is under evaluation as a potential "endocrine disrupter." BPA is used as an intermediate at the Deer Park and Pernis manufacturing facilities and is also sold directly to third parties. Proposed legislation in Europe may classify BPA as a category 3 reprotoxin (endocrine disrupter). Such proposed legislation may require that we label the product to state that it poses "possible risk of harm to the unborn child." Industry groups and governmental agencies continue to evaluate this matter. In the event that BPA is further regulated, additional operating costs would likely be incurred to meet more stringent regulation of the chemical.

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

We also actively seek approvals from the U.S. Food and Drug Administration for certain specialty chemicals produced by us, principally where we believe that these specialty chemicals will or may be used by our customers in the manufacture of products that will come in direct or indirect contact with food.

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

Working Capital

As a leading worldwide manufacturer and developer of epoxy resins, our working capital requirements principally include accounts receivable, product and raw materials inventory, labor, equipment and debt service. Management believes that we maintain adequate working capital to meet our needs in the current business environment.

ITEM 2. PROPERTIES

We are headquartered in Houston, Texas and operate through a network of ten manufacturing facilities. We own the plants and equipment at all of our facilities, except at the facility owned and operated by our Japanese joint venture. We lease the underlying real property at all of our facilities under long-term leases with Shell, other than those located in Barbastro, Spain and Lakeland, Florida, which we own, and the facility located in Yokkaichi, Japan which is owned and operated by our Japanese joint venture. All of our manufacturing facilities are co-located within Shell facilities, other than our facilities in Barbastro, Spain and Lakeland, Florida and the facility operated by our Japanese joint venture which is co-located within a Mitsubishi Chemical facility. All of our facilities that are co-located within a Shell site share utilities with the respective Shell site through operating agreements, and, generally, such utilities and related assets are not owned by us. Our manufacturing facilities with associated principal manufacturing capacities (which may vary based on product mix in some locations) are listed below.

Plant Location	Product	2002 Capacities (in kilotons)
Argo (IL, USA)	SER, Solutions and Other	38
Barbastro (Spain)	SER, Solutions and Other	10
Deer Park (TX, USA)	BPA	228
	ECH	85
	LER	133
	SER, Solutions and Other	25
Lakeland (FL, USA)	SER, Solutions and Other	17
Moerdijk (Netherlands)*	Versatic acids and derivatives	58
Norco (LA, USA)	Crude ECH	80
	SER, Solutions and Other	7
Pernis (Netherlands)	BPA	144
	ECH	80
	LER	100
	SER, Solutions and Other	40
	Versatic acids and derivatives***	92
Stanlow (UK)*	SER, Solutions and Other	15
Wesseling (Germany)*	SER, Solutions and Other	20
Yokkaichi City (Japan)**	LER	15
	SER, Solutions and Other	27

_________

* These facilities are operated by Shell or its affiliates on our behalf pursuant to contractual arrangements.

** This facility is owned and operated by our Japanese joint venture with Mitsubishi Chemical.

*** Certain facilities within Pernis are operated by Shell or its affiliates on our behalf pursuant to contractual arrangement.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we are subject to various laws and regulations and, from time to time, litigation. In the opinion of management, compliance with existing laws and regulations will not materially affect our financial position or results of operations. Management is not aware of any material pending actions against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

On November 7, 2002, through Unanimous Written Consent of Sole Member in Lieu of Annual Meeting, RPP Inc., as sole member of RPP LLC approved the following: the re-election of Marvin O. Schlanger as Chairman of the Board of Managers and (ii) the re-election of each of Laurence M. Berg, Peter P. Copses, Joshua J. Harris, Scott M. Kleinman, Joel A. Asen and Heinn F. Tomfohrde, III, as a Manager. Also, on November 7, 2002, through Unanimous Written Consent of Sole Shareholder in Lieu of Meeting, RPP LLC, as sole shareholder of RPP Capital Corporation, approved the re-election of Marvin O. Schlanger, Joshua J. Harris and Scott M. Kleinman as directors of RPP Capital Corporation.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

At February 1, 2003, RPP LLC had 1,000,000 units outstanding and one holder of record, which was RPP Inc. At February 1, 2003, RPP Capital had 1,000 shares of common stock outstanding and one holder of record, which was RPP LLC. There is no established trading market for the units or the shares.

During 2002, RPP LLC AND RPP Capital did not declare or pay any dividends. During 2001, RPP LLC did not declare any cash dividends; however, a constructive cash dividend to RPP Inc. in the amount of $0.6 million was recognized by paying legal and accounting fees on behalf of RPP Inc. RPP Capital has not declared or paid any cash dividends during 2001. The ability of RPP LLC to make distributions with respect to its membership interests is limited by contractual restrictions contained in the credit agreement and the indenture governing the 13 1/2% Senior Subordinated Notes due 2010.

At December 31, 2002, neither RPP LLC nor RPP Capital had any compensation plans (or individual compensation arrangement) pursuant to which their respective membership interests or common equity were authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial information. The historical statement of income data for the years ended December 31, 2002, 2001 and 2000 and the historical balance sheet data as of December 31, 2002 and 2001 are derived from our audited consolidated and combined financial statements included elsewhere in this report. The historical statement of income data for the years ended December 31, 1999 and 1998 and the historical balance sheet data as of December 31, 2000, 1999 and 1998 are derived from our audited combined financial statements that are not included herein.

	Historical (1)
	(in millions, except percentages)
	For the years ended December 31,
	2002	2001	2000	1999	1998
Statement of Income Data:
Revenues	$740	$863	$949	$942	$995
Purchases and variable product costs	438	483	579	510	540
Operating expenses	122	152	166	182	197
Selling, general and administrative
expenses	58	60	54	59	62
Depreciation and amortization(2)	36	34	34	34	35
Research and development expenses	20	25	26	31	29
Restructuring charges(3)	6	-	-	-	-
Special charges(4)	8	15	49	6	24
Operating income	52	94	41	120	108
Interest expense, net	65	68	9	-	-
Income from equity investment	1	-	3	2	1
Net income (loss)	(7)	15	19	77	67
Other Financial Data:
Cash flows provided by operating
activities	$69	$95	$126	$134	-
Cash flows used for investing
activities	(45)	(23)	(17)	(103)	-
Cash flows used for financing
activities	(26)	(85)	(90)	(31)	-
Capital expenditures(5)	$ 48	$ 24	$ 18	$ 34	$ 59
Non-Gaap Financial Data:
EBITDA(6)	89	128	78	156	-
EBITDA margin(7)	12%	15%	8%	17%	-
Balance Sheet Data (at period end):
Total assets	$ 793	$ 734	$792	$743	$719
Total debt	566	575	681	-	-

_____________

1.    Historical financial information for the fiscal years ended December 31, 1999 and 1998 were restated to reflect the retroactive effect of the change in our method of accounting for our inventories in the United States from LIFO (last-in, first-out) method to FIFO (first-in, first-out) method, effective November 1, 2000.

2.    Effective January 1, 1998, we revised the useful life of certain manufacturing facilities from 10 years to 20 years. This change in estimate reduced 1998 depreciation expense by $22.0.

3.    Restructuring charges consist of employee related severance expenses and other exit costs incurred in connection with cost reduction programs.

4.    Special charges consist of non-recurring costs such as transaction and transition costs, including severance costs related to restructuring or cost reduction programs. Transition costs, which are referred to in the indenture agreement dated November 14, 2000 between RPP LLC and The Bank of New York, as trustee, and as determined by management, are expenses incurred outside the ordinary course of business that relate to the activities required to establish RPP LLC as an independent company. Special charges also include $0, $3.0 million, $0, $6.0 million, and $24.1 million of employee severance costs for the fiscal years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively.

5.    The capital expenditure amounts for the year ended December 31, 1999 exclude the repurchase of certain equipment held under a synthetic lease.

6.    EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization. EBITDA is presented because it is used by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with United States generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies. The following table reconciles the differences between net income (loss), as determined under United States generally accepted accounting principles and EBITDA (in millions):

	For the Fiscal Years Ended December 31,
	2002	2001	2000	1999
Net income (loss)	$(7)	$15	$19	$77
Income tax expense (benefit)	(5)	11	16	45
Interest expense, net	65	68	9	-
Depreciation and amortization	36	34	34	34

EBITDA	$89	$128	$78	$156

EBITDA for the periods shown above has not been adjusted for special charges or severance costs. In addition, for the twelve months ended December 31, 2002, EBITDA has not been adjusted by $4 million of cost savings that management estimates would have been achieved assuming that the comprehensive information technology project we announced in 2001 to establish our own systems and infrastructure in order to transition from the predecessor IT and accountings systems by the fourth quarter of 2002 had been completely in effect as of January 1, 2002. If we had added back special charges, severance costs, and these estimated cost savings to EBITDA, our adjusted EBITDA for the twelve months ended December 31, 2002 would have been $107 million.

7.     EBITDA margin is calculated as a percentage of revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 6. "Selected Financial Data," and the audited consolidated and combined financial statements, including the notes thereto, included elsewhere in this report. In addition to historical information, the following discussion contains forward looking statements that are subject to a number of risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements made below are discussed below or under the heading "Risk Factors" in our Registration Statement on Form S-4 declared effective on February 14, 2003 (File No.333-102505). There may be other factors that may cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this filing and are expressly qualified in their entirety by the cautionary statements included in this filing. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

The following covers periods before the completion of the November 2000 recapitalization transactions, the acquisition of the remaining 50% of the Elenac GmbH Resins Business and the offering of the Senior Subordinated Notes and the use of proceeds therefrom. In connection with the recapitalization transactions, we have entered into new financing arrangements, altered our capital structure and entered into a number of operating and feedstock supply agreements with Shell. The results of operations and financial condition for the periods subsequent to the consummation of the recapitalization transactions will not necessarily be comparable to prior periods.

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

In July 1999, Shell commenced a corporate restructuring program in which all of our manufacturing operations and primarily all of our marketing activities were transferred into our current legal entity structure. Certain feedstocks and a significant portion of our non-manufacturing operations were provided to us by other Shell subsidiaries. In connection with the recapitalization, we have negotiated and entered into agreements with Shell under which Shell will provide us with various feedstocks and services including information technology, manufacturing site services and back-office accounting. In areas such as information technology, accounting and building maintenance where we believe we can achieve operational or financial efficiencies, we have, or will, obtain our own resources to perform these functions.

Critical Accounting Policies

We apply those accounting policies that management believes best reflect the underlying business and economic events, consistent with generally accepted accounting principles. Our more significant accounting policies include those related to long-lived assets, accruals for long-term employee benefit costs such as pension and post-retirement benefits costs, and accruals for taxes based on taxable income. Inherent in such policies are certain key assumptions and estimates made by management. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 2 to the audited consolidated financial statements included elsewhere in this filing.

With respect to long-lived assets, key assumptions include the estimate of useful lives and the recoverability of carrying values of fixed assets, and other intangible assets. Such estimates could be significantly modified and/or the carrying values of the assets could be impaired by such factors as new technological developments, new chemical industry entrants with significant raw material cost advantages, uncertainties associated with the United States and world economies, the cyclical nature of the chemical industry, and uncertainties associated with governmental actions.

The estimated useful lives of long-lived assets range from 5 to 20 years. Depreciation and amortization of these assets under the straight-line method over their estimated useful lives totaled $36 million in 2002. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated.

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. With respect to long-term employee benefit costs, key assumptions include the long-term rate of return on pension assets, the annual rate of inflation of health care costs, retiree life expectancies and the general interest rate environment. The key assumptions underlying these benefit costs are described in Note 8 to the audited consolidated financial statements included elsewhere in this filing. Due to a change in estimates in connection with our postretirement medical benefit obligation for our European region, we experienced a reduction in our unfunded obligation of approximately $11 million to be recognized over the expected life of the participants. Starting in 2002, the $11 million benefit will reduce our postretirement expense over a 14 year amortization period or by approximately $0.8 million annually.

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2002 was 9% trending down through 2008 and 4.5% thereafter. Increasing or decreasing the assumed health care cost trend rate by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2002 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

With respect to income taxes, uncertainties exist with respect to interpretation of complex tax regulations, both federal and foreign. Management generally expects that our interpretations will prevail. Further details on our income taxes appear in Note 8 to the audited consolidated financial statements included elsewhere in this filing.

Results of Operations

The following table sets forth certain information derived from the audited consolidated and combined statements of operations of RPP LLC for the years ended December 31, 2002, 2001 and 2000 expressed as a percentage of revenues. The following table and discussion should be read in conjunction with the information contained in our consolidated and combined financial statements and the notes thereto included elsewhere in this filing. Our historical results of operations set forth below for periods prior to the recapitalization in November 2000 may not necessarily reflect what would have occurred if the epoxy resins business of Shell had been a separate, stand-alone entity during the periods presented or what will occur in the future. Accordingly, there can be no assurance that the trends in the operating results will continue in the future.

	Year Ended
	December 31,
	2002	2001	2000
Revenue	100%	100%	100%
Cost and expenses:
Purchases and variable product costs	59	56	61
Operating expenses	16	18	17
Selling, general and administrative	8	7	6
Depreciation and amortization	5	4	4
Research and development	3	3	3
Severance costs	1	-	-
Special charges	1	1	5
Total	93	89	96

Operating income	7	11	4

Income from equity investment	-	-	-
Interest expense, net	9	8	-

Income (loss) before income taxes	(2)	3	4

Income tax expense (benefit)	(1)	1	2

Net income (loss)	(1)%	2%	2%

 During the latter part of the fourth quarter of 2000 and continuing through the current period, the global economy has experienced a slowdown in the manufacturing sector. Significant portions of our customers in the United States and internationally operate in these sectors. As a result, the chemical industry, in general, and we also experienced softness in product demand and prices apart from expected seasonality. We believe that we experienced less product demand softness than the chemical industry overall because epoxy resins continue to substitute against other products as a result of its growing number of new end-use applications. Further, the multitude of epoxy end-use markets and the replacement of other materials with epoxy resins have served to soften demand declines in any one end-use market. Raw material costs in 2002 have increased from 2001 levels and are expected to continue to increase in 2003. See "-Outlook."

The following is a discussion of significant financial statement items related to our audited consolidated and combined statements of income. See Note 14 to the consolidated and combined financial statements as of December 31, 2002, 2001 and 2000, respectively, included elsewhere in this filing for segment information.

  Revenues

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

  Purchases and Variable Product Costs

Purchases and variable product costs are primarily comprised of feedstock costs. Feedstock costs are driven primarily by market conditions and exchange rates as volumes are generally consistent year over year. The significant feedstocks for which we are highly sensitive to the market prices are phenol, acetone, propylene and chlorine. We purchase chlorine, a primary raw material for ECH, under long-term supply contracts with third parties which provide us with producer-like economics by allowing us to buy this raw material at a margin above production cost and thereby lower our manufacturing costs. We also purchase propylene, the other primary raw material for ECH, under long-term supply agreements with Shell that are based on market price less negotiated volume discounts. We purchase phenol and acetone, the primary raw materials for BPA, under supply contracts with Shell and other third parties that are based on discounted market prices and input-cost formulae. Because we are co-located with Shell at several of our facilities, our transportation and logistics costs for certain raw materials which Shell provides us are reduced. Variable manufacturing costs, which are primarily utilities, are also a significant component of this line item. Purchases and variable costs are reduced by the sale of by-products generated during the manufacturing process, primarily hydrochloric acid.

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

  Restructuring Charges

Restructuring charges consist of employee related severances expenses and other exit costs incurred in connection with our cost reduction programs.

  Special Charges

Special charges consist of non-recurring type costs such as transaction expenses incurred in connection with the recapitalization transaction, transition expenses to establish us as an independent entity and severance costs related to restructuring or cost reduction programs.

  Income from Equity Investment

Income from equity investment is related to unconsolidated equity investees.

  Interest Expense, net

For periods after the recapitalization transactions, interest expense, net consists of interest expense payable with respect to borrowings under our credit agreement and the existing notes, offset by our interest income from short-term cash investments. Interest expense also includes penalties incurred in connection with voluntary prepayments and fees related to credit agreement amendments, amortization of deferred financing costs and amortization of the discount for the notes issued in November 2000 and amortization of the bond premium for the notes issued in November 2001 and December 2002. Historically, as part of Shell, we did not have any debt allocated to us except for operational accounts payable. As such, we did not have any interest expense prior to November 14, 2000.

  Income Tax Expense

We are organized as a limited liability company and are not subject to U.S. income tax. Income tax information presented includes U.S. income taxes attributed to our operations that are the responsibility of our sole owner, RPP Inc.

Prior to November 1, 2000, our operations have been included in the tax returns submitted by various Shell operating companies. The tax amounts reflected in our historical results have been allocated based on the amounts expected to be paid or received from the various Shell operating companies filing tax returns in which our operations were included. Since December 31, 2000, we have accrued for income taxes, including both deferred and current income tax provisions. Additionally, we have made a Section 338(h)(10) election to allow our recapitalization to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes the bases of our U.S. assets were stepped-up to their fair market values, and we are able to depreciate our assets using higher bases than the historical amount. This tax basis step-up may reduce cash payments for income taxes over the next four years.

  EBITDA

EBITDA represents income before income taxes, interest expense, net, depreciation and amortization. EBITDA is presented because it is used by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with United States generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies.

Comparison of 2002 results to 2001

  Revenues

Total revenues decreased by $123 million, or 14%, to $740 million for the year ended December 31, 2002. The decrease in revenue was a result of lower volumes and decreased average prices. The decrease in average prices was attributable to decreases across all product lines. Overall average prices decreased by 9% from the prior year due to the supply/demand of our various product lines. Overall volumes decreased by 6% from the prior year period as a result of lower demand related to the slowdown of the global economy. The decrease in total revenue was partially offset by the sale of a BPA technology license and related support services totaling $2 million recognized as other revenue in 2002.

Revenues in the U. S. decreased by $77 million, or 17%, to $367 million for the year ended December 31, 2002. The decrease in revenue was a result of lower volume, partially offset by increased prices. Average prices in the U. S. increased 3% while volumes decreased 20%.

Revenues in Europe decreased by $35 million, or 9%, to $364 million for the year ended December 31, 2002. The decrease in revenue was a result of lower prices. Average prices in Europe decreased by 12%, while volumes were flat. Volumes were also affected by a forced shut-down of our Pernis plant from an electrical power failure in the city of Rotterdam during the fourth quarter of 2002. The duration of the shut-down was approximately three to seven days depending upon the operating unit affected and we estimate lost sales primarily in BPA of approximately 5,000 tons.

Purchases and Variable Product Costs

Total purchases and variable product costs decreased by $45 million, or 9%, to $438 million. This decrease was largely driven by lower sales volume and a one-time cash payment received from Shell in the third quarter of 2002 in the amount of $1.9 million related to a product rebate, partially offset by higher feedstock prices due to the increasing price of crude oil and related petrochemical products. As a percentage of revenue, purchases and variable product costs increased from 56% to 59%.

Purchases and variable product costs in the US decreased by $88 million, or 34% to $174 million. The decrease was primarily a result of lower sales volume and lower feedstock prices.

European purchases and variable product costs increased by $57 million, or 28% to $262 million. The increase was a result of higher feedstock prices.

  Operating Expenses

Operating expenses decreased by $30 million, or 20%, to $122 million. The decrease is principally related to lower site services, utilities, materials, maintenance and facilities costs. Operating expenses also decreased due to a change in estimates with our postretirement medical benefit obligation and due to the reimbursement of environmental expenses from Shell.

  Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $2 million, or 3%, to $58 million. The decrease was primarily a result of lower service and administrative costs related to the establishment of an independent information technology system and accounting function, and a change in estimates with our postretirement medical benefit obligation and capitalization of personnel expense to the information technology project.

  Depreciation and Amortization

Depreciation and amortization increased by $2 million, or 6%, to $36 million. The increase is primarily due to higher depreciation expense related to higher capital expenditures.

  Research and Development Expenses

Research and development costs decreased by $5 million, or 20%, to $20 million. The decrease was primarily due to decreased personnel and lower rental expense.

  Restructuring Charges

Restructuring charges increased by $6 million. We accrued a charge for employee severance and other exit costs of $6 million in the fourth quarter of 2002 related to a cost reduction program implemented in response to a significant decline in profitability. The reduction in work force affected approximately 90 employees or 9% reduction in work force.

  Special Charges

Special charges decreased by $7 million, or 47%, to $8 million. The decrease is primarily related to lower transition costs incurred in 2002. Transition activities for 2002 primarily consisted of $8 million of non-recurring transition expenses related to the migration from the predecessor's IT systems and accounting function that was previously outsourced. Transition activities for 2001 consisted of $3 million for severance costs and $12 million for exit and relocation costs related to transitioning from the predecessor's organization structure.

  Operating Income

Operating income decreased by $42 million to $52 million. The decrease was primarily due to the decreased revenue and increased depreciation and amortization and restructuring charges, partially offset by decreases in purchase and other variable cost, operating expenses, selling, general and administrative, research and development costs and special charges.

  Income from Equity Investment

Income from equity investment increased by $1 million to $1 million. The increase was due to higher earnings recognized from our 50% equity joint venture, Japan Epoxy Resins.

  Interest Expense, Net

Interest expense, net, decreased by $3 million, or 4%, to $65 million. The decrease is primarily due to the reduced amount outstanding under our credit agreement as a result of the aggregate voluntary prepayments of $30 million we made in 2002, partially offset by increased interest rates related to the additional $128 million of 13 1/2% senior subordinated notes issued in November 2001 and December 2002 to finance a portion of the prepayments under the credit agreement.

  Income (Loss) Before Income Taxes

Income (loss) before income taxes decreased by $38 million income to an $12 million loss. The decrease was due to decreased operating income, partially offset by increased income from equity affiliate and decreased interest expense, net.

  Income Tax Expense (Benefit)

Income tax expense (benefit) decreased by $16 million to an $5 million benefit in 2002. The decrease was primarily related to a taxable loss.

  Net Income (Loss)

Net income (loss) decreased by $22 million to a $7 million net loss in 2002. The net loss was due to the loss before income taxes, partially offset by income tax benefit.

  EBITDA

EBITDA decreased $39 million, or 30%, to $89 million. The decrease was primarily due to decreased revenue and increased severance costs, partially offset by decreases in purchase and other variable costs, operating expenses, selling, general and administrative expenses, research and development costs and special charges. EBITDA has not been adjusted for the special charges or restructuring charges discussed above. In addition, for the year ended December 31, 2002, EBITDA has not been adjusted by $4 million of cost savings that management estimates would have been achieved assuming that the comprehensive information technology project we announced in 2001 to establish our own systems and infrastructure in order to transition from the predecessor IT and accountings systems had been completely in effect as of January 1, 2002. If we had added back special charges, restructuring charges, and these estimated cost savings to EBITDA, our adjusted EBITDA for the twelve months ended December 31, 2002 would have been $107 million.

This financial information is being presented because it is an important measure that (i) management uses to analyze the business and (ii) is relevant to the bondholders and lenders to analyze our financial performance. This financial information should not be construed as being more important than the GAAP financial data included in this report.

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

The aforementioned discussion of the U. S. and Europe's revenue is before the impact of certain royalty, commission sales and manufacturing service arrangements between U. S. and Europe. Most notably, under the manufacturing service arrangement, the U. S. engaged Europe to manufacture and supply product to certain of the U. S. global customers located in Asia. Accordingly, Europe's revenues in 2001 decreased by $11 million through inter-segment billings from the U. S. in connection with the net sales earned by the U. S. on these European export sales to Asian customers. Similarly, under certain other royalty and commission sales arrangements, Europe's revenues in 2001 decreased by another $3 million through inter-segment billings from the U. S.

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

Special Charges

Special charges decreased by $34 million to $15 million. Transition costs in 2001 consisted of $3 million for severance costs and $12 million for exit and relocation costs related to the cost restructuring program compared to $18 million of exit and relocation costs in 2000. The prior year also included $31 million of costs related to the recapitalization transaction. We previously announced a restructuring program which covers the relocation or termination of employees, closing of foreign offices, and cancellation of service level agreements and certain other agreements in place prior to the Transaction. As a result of the restructuring program, 35 employees were terminated in 2001. The $3 million accrual for severance costs represents payments to be made over time for employee terminations during the year. In addition, seven foreign locations were targeted in 2001 and were in the process of being closed at year end. The remaining accrued liability for severance and exit/relocation costs was $3 million at December 31, 2001. We completed the restructuring program during 2002.

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

  EBITDA

EBITDA increased $50 million, or 64%, to $128 million. The increase was primarily due to the decreases in purchase and variable product costs, operating expenses, research and development costs and special charges, partially offset by decreased revenue and, increased selling, general and administrative expenses. During the year ended December 31, 2001, we implemented the previously mentioned costs savings plan with an expected annualized cost savings of $7 million. To achieve these cost savings, we incurred additional one-time costs off approximately $3 million in 2001 that are not reflected in these cost savings. We realized $4 million of these cost savings and we would have achieved an additional $3 million of cost savings if these programs had been in effect at the beginning of 2001. EBITDA for 2001 has not been adjusted by special charges of $15 million or by the full annualized benefit of the cost savings plan. If we had added back special charges and the additional $3 million of annualized benefit of these cost savings to EBITDA, our adjusted EBITDA in 2001 would have been $146 million.

This financial information is being presented because it is an important measure that (i) management uses to analyze the business, , and (ii) is relevant to the bondholders and lenders to analyze our financial performance. This financial information should not be construed as being more important than the GAAP financial data included in this report.

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

After the consummation of the recapitalization transactions, we established our own centralized treasury management system. Instead of making distributions of our excess operating cash flow to Shell as done previously, we retain all of our operating cash flow to finance the working capital and other needs of our business. During the year ended December 31, 2002, our operating cash flow was more than our working capital needs. We used this excess cash to make voluntary principal payments totaling $30 million in 2002 to reduce the amount of long-term debt outstanding under the credit agreement. In addition, during 2002 we exceeded management's asset management goal by achieving $22 million of incremental cash generation by obtaining approximately $14 million received in November 2002 from entering into the amendments to the environmental agreements and mutual release with Shell, $4 million from the sale of an exclusive and irrevocable option to execute a long-term supply contract, $2 million for the sale of a BPA technology license, and $2 million for the sale of non-productive assets. We expect to continue to finance our operations through net cash provided by operating activities, existing cash on hand and borrowings under our revolving credit facility. As a result of the high level of debt incurred as part of the recapitalization transactions, we will have to continue to generate significant cash flows to meet our current debt service requirements. For a discussion of factors affecting our operating cash flows, see "-Outlook" below.

In November 2000, RPP LLC and RPP Capital issued $200 million aggregate principal amount of 13 1/2% Senior Subordinated Notes due 2010 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. These notes were issued to bondholders at a discount of $3 million, and accordingly, we received gross proceeds of $197 million from the offering of these notes. In May 2001, RPP LLC and RPP Capital registered an identical series of notes with the Securities and Exchange Commission and completed an exchange of all of the unregistered $200 million of notes for the existing registered notes. On November 14, 2001, RPP LLC and RPP Capital issued $75 million aggregate principal amount of unregistered notes in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. These notes were issued to the bondholders at a premium of $5.1 million, plus accrued interest from May 15, 2001 and accordingly, we received gross proceeds of $85.1 million from the offering of the notes. In January 2002, RPP LLC and RPP Capital registered an identical series of notes with the Securities and Exchange Commission and subsequently completed an exchange of all of the $75 million of unregistered notes for the existing registered notes. On December 18, 2002, RPP LLC and RPP Capital issued $53 million aggregate principal amount of unregistered notes in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. These notes were issued to the bondholders at a premium of $3 million, plus accrued interest from November 15, 2002, and accordingly, we received gross proceeds of $56 million from the offering of the notes. In February 2003, RPP LLC and RPP Capital registered an identical series of notes with the Securities and Exchange Commission and completed an exchange offer for all of the $53 million of unregistered notes for the notes March 21, 2003. The $328 million of notes may be redeemed in whole at any time or in part from time to time, on and after November 15, 2005, at the specified redemption prices set forth under the indenture.

The $328 million of notes are senior subordinated unsecured obligations ranking junior in right of payment to all of our existing and future senior debt and all liabilities of our subsidiaries that do not guarantee the notes. The proceeds from the issuance of the $200 million of notes in November 2000 were used to finance in part the recapitalization and related transaction costs and expenses. The net proceeds from the issuance of the $75 million of notes issued in November 2001 and the $53 million of notes issued in December 2002 were used to repay borrowings under the credit agreement. Interest on the notes is payable semi-annually in cash on each May 15 and November 15. The notes mature on November 15, 2010.

On November 14, 2000, RPP Inc., RPP LLC, RPP Capital and Resolution Nederland B.V. entered into a $600 million credit agreement with a syndicate of financial institutions, which has been modified by the amendments described below. The amended credit agreement provided for a six-year euro equivalent $100 million, A term loan and an eight-year $350 million B term loan. Each term loan was fully drawn on November 14, 2000 and used to finance the recapitalization transactions, including certain related costs and expenses. In addition, the credit agreement currently provides for a six-year $100 million revolving credit facility, the euro equivalent of which is also available, to be used for, among other things, working capital and general corporate purposes of ours and our subsidiaries, including without limitation, certain permitted acquisitions. The revolving credit facility also includes a sub-limit for letters of credit in an amount not to exceed $50 million. At December 31, 2002, we had $69 million outstanding under the term A loan, $155 million outstanding under the term B loan, $6 million outstanding under the revolving credit facility and $3 million in letters of credit. At December 31, 2002, we had additional borrowing capacity under the credit agreement of $91 million. During 2002, we borrowed $223 million and made payments of $247 million, of which $30 million were voluntary payments, under the credit agreement.

On November 5, 2001, we entered into the first amendment to the credit agreement, which, among other things, permitted us to issue the $75 million of notes so long as we prepaid the term loans with the proceeds there from. In addition, we amended our financial covenants by reducing the consolidated interest coverage ratio and increasing the adjusted total leverage ratio. The credit agreement was amended a second time effective as of June 20, 2002 to modify, among other things, certain covenants related to indebtedness and dividends. The indebtedness covenant was modified to permit additional debt not to exceed $1.8 million issued pursuant to RPP Inc.'s restricted unit plan, plus debt in respect of regularly scheduled interest payments thereon. The dividend covenant was modified to allow dividends not to exceed $30 million to RPP Inc. to be used for the purchase of certain RPP Inc. paid-in-kind junior subordinated notes and common stock. The definition of the Applicable Margin as it applies to the B term loan was also restated to a lower percentage. We incurred approximately $1.0 million of finance charges that were expensed in connection with the June 2002 amendment. We entered into the third amendment dated as of December 2, 2002 to the credit agreement which, among other things, permitted us to issue the $53 million of notes so long as we prepaid the term loans with the proceeds therefrom, amended our financial covenants by further reducing the consolidated interest coverage ratio and further increasing the adjusted total leverage ratio and reduced the size of the revolving credit facility from $150 million to $100 million. As of December 31, 2002, we were in compliance with each of our financial covenants under the credit agreement. In addition, the credit agreement is not subject to advance rates or a borrowing base limit on availability. Payment of borrowings under the credit agreement may be accelerated if an event of default occurs and is continuing. Events of default under the credit agreement include our failure to pay principal or interest when due, a material breach of any representation or warranty, covenant defaults, events of bankruptcy and a change of control.

The credit agreement is secured by substantially all current and future assets of RPP LLC, including a pledge of 100% of the stock of our domestic subsidiaries and 66 2/3% of the stock of our foreign subsidiaries. Our borrowings and those of our subsidiaries under the credit agreement are guaranteed by RPP Inc. and borrowings by our indirect subsidiary, Resolution Europe B.V. (f/k/a Resolution Nederland B.V.), are also guaranteed by us. The credit agreement requires us to maintain certain minimum financial covenants including a minimum consolidated interest coverage ratio and a maximum adjusted total leverage ratio.

Borrowings that are maintained as dollar term loans or loans under the revolving credit facility denominated in dollars, accrue interest at either Citibank's prime lending rate or the eurodollar rate plus, in each case, a margin ranging from 1.25% to 2.75%, which margin is dependent upon our leverage, as determined on a quarterly basis. Interest rates on the borrowings maintained as euro term loans or loans under the revolving credit facility denominated in euros, accrue interest at the euro rate plus associated costs plus, in each case, a margin ranging from 2.25% to 3.00% depending on our leverage, as determined on a quarterly basis.

Interest period elections generally range from one to six months, or to the extent available, nine or twelve months for eurodollar and euro rate loans. With respect to eurodollar loans and euro rate loans, interest is payable at the end of each interest period or, for interest periods longer than three months, at least every three months. During the year ended December 31, 2001, we entered into interest rate swap agreements related to the term loan B for notional amounts of $50 million, $75 million, $100 million, $25 million and $50 million. The interest rate swap agreements fix the LIBOR portion of our interest rates at 5.41%, 5.25%, 5.41%, 4.61% and 4.39%, respectively. In 2002, our remaining interest rate swap agreements expired or were terminated and we entered into an interest rate cap agreement for the notional amount of $150 million. The cost of terminating the interest rate swap agreements was $1.5 million and this cost will be amortized as interest expense over the original life of those agreements. The interest rate cap agreement caps the floating rate at 3% and expires on February 28, 2004. The cost of the interest rate cap agreement was $183,750 and will be amortized over its term.

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of derivative and the effectiveness of the hedge. We do not enter into derivative instruments for trading purposes; however, interest rate swaps were entered into during 2001 in connection with the credit facility. In December 2002, we also entered into an interest rate cap agreement to replace the interest rate swap agreements which had expired or were terminated. We use interest rate swaps and the interest rate cap to protect against interest rate fluctuations on a portion of our floating rate exposure by fixing a portion of this exposure. By using the interest rate swaps and the interest rate cap to hedge interest rate cash flows, we are exposed to market risk; however market risk is managed through the setting and monitoring of parameters that limit the types and degree of market risk which are acceptable.

With respect to base rate loans under the credit agreement, interest is payable quarterly on the last business day of each fiscal quarter. Calculation of all interest expense is based on the actual number of days elapsed in a year comprising 360 days. For each drawn letter of credit, we are required to pay a per annum fee equal to the spread over the eurodollar rate for the revolving credit facility, a fronting fee equal to 1/4 of 1% on the aggregate daily stated amount of each letter of credit, plus administrative charges. Additionally, we will pay a commitment fee ranging from 0.375% to 0.500% per annum, depending on our leverage ratio, which commitment fee is payable quarterly on the unused available portion of the revolving credit facility.

Term loan A under the credit agreement required mandatory quarterly principal reductions that began on March 31, 2001 and continuing through November 14, 2006. As a result of prepayments, no further mandatory payments are required until September 2004. As a result of the prepayments made on the term loan B, mandatory quarterly principal reductions are no longer required. The next scheduled principal payment related to term loan B is the entire outstanding amount payable at maturity on November 14, 2008. Also, we may be required to make mandatory additional principal reductions under the credit agreement if we have excess cash flow or if we sell assets, issue additional debt, issue preferred or common equity or receive certain insurance proceeds.

During 2001, we entered into five to seven year leases for equipment at an aggregate annual rental of $0.3 million. The equipment has been capitalized at its fair market value of $1.2 million, which approximates the present value of the minimum lease payments. During 2002, we entered into a number of thirty-six month leases for equipment at an aggregate annual rental of $0.8 million. The equipment has been capitalized at its fair market value of $2.3 million, which approximates the present value of the minimum lease payments. As of December 31, 2002, $3 million of these capital leases was outstanding. We will continue to review entering into capital lease agreements as alternate sources of financing with favorable interest rates as opportunities arise. In addition, we entered into unsecured trade notes, totaling $3.9 million, payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. As of December 31, 2002, $3 million of these unsecured trade notes was outstanding. Annual principal payments for other long-term debt will average approximately $1.3 million for 2003. Each year we enter into trade notes with a funding corporation to finance our insurance coverage. Payments on these trade notes were approximately $8 million in 2002 and there was $8 million outstanding as of December 31 2002 under this 2002 trade note. We plan to enter into a similar arrangement for a similar amount to finance our insurance needs in 2003.

For the year ended December 31, 2002, we generated net cash provided by operating activities of $69 million, used cash in investing activities of $45 million and used cash in financing activities of $26 million. Investing activities primarily consisted of expenditures for property, plant and equipment and proceeds from the sale of non-productive assets. For the year ended December 31, 2001, we generated net cash provided by operating activities of $95 million, used cash in investing activities of $23 million and used cash in financing activities of $85 million. In connection with the financing activities, we received a Capital Contribution related to a purchase price adjustment per the recapitalization transaction in the amount of $19 million in the year ended December 31, 2001. For the year ended December 31, 2000, we generated net cash provided by operating activities of $126 million, used cash in investing activities of $17 million and used cash in financing activities of $90 million, primarily due to the recapitalization transactions.

Capital expenditures for property, plant and equipment totaled $48 million, $24 million and $18 million for the years ending December 31, 2002, 2001 and 2000, respectively. Of the $48 million spent in 2002, $30 million was related to the information technology project, a net $10 million was for mandatory environmental projects (gross $26 million before indemnification recovery of $16 million from Shell), $6 million was for projects related to growth and improved profitability, and $2 million was for maintenance. Of the $24 million in 2001, $9 million was related to maintenance, $3 million for mandatory environmental projects and $12 million was for projects related to growth and improved profitability, primarily related to an investment in our versatics business to improve the quality of these manufacturing assets. In addition, in January 2001 we spent $1 million in connection with the purchase of Shell Epoxy Resins France SAS.

Because we have an established infrastructure in place, our capital expenditures are generally not for the building of new plants but for their maintenance, mandatory environmental projects, occasional incremental expansion or cost reduction/efficiency improvement where justified by the expected return on investment. We expect our capital expenditures for 2003 to be approximately $15 million of which approximately $13 million has been budgeted for maintenance capital expenditures.

In connection with a long term supply agreement that was entered in the second quarter of 2002 we have agreed to make certain estimated expenditures ranging between $2.5 million to $3.0 million during 2003 and 2004 to ensure that product manufactured meets agreed upon specifications.

During the latter part of 2001, a comprehensive information technology project was approved and initiated to encompassed new globally integrated software, hardware, networks and phone systems to support our business at a higher level. The project was completed on November 7, 2002 and was fully operational as of December 31, 2002. We incurred total inception-to-date project costs of $38 million. During 2002 our expenditures for the project were $33 million of which $30 million was capitalized and $3 million was expensed.

We do not have any arrangements or relationships with unconsolidated entities or special purpose entities. Related party transactions are limited to those described in Note 3 of the consolidated and combined financial statements. Off-balance sheet arrangements are limited to operating leases described in Note 13 of the consolidated and combined financial statements. The following is a summary of our material contractual cash payment obligations as of December 31, 2002 (in millions):
Contractual Obligation	2003	2004	2005	2006	Thereafter	Total
Long-term debt obligations*	$ 1	$ 2	$ 3	$ 66	$ 494	$ 566
Capital lease obligations	1	1	1	-	-	3
Other ontractual obligations**	153	73	68	66	147	507
Operating lease obligations	5	5	5	5	2	22
Total	$ 160	$ 81	$ 77	$ 137	$643	$1,098

________

* The revolving credit facility also includes a sub-limit for letters of credit in an amount not to exceed $50 million. At December 31, 2002, we had $3 million in outstanding letters of credit.

** Other contractual obligations are comprised of the fixed or minimum amounts of goods and/or services under long-term contracts and assumes that certain contracts are terminated in accordance with their terms after giving the requisite notice which is generally two to three years for most of these contracts; however, under certain circumstances, some of these minimum commitment term periods could be further reduced which would significantly decrease these contractual obligations.

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

Outlook for 2003

While the global economy is in a low growth mode or regional recessions, we expect our raw material costs to continue to increase with only modest increases in demand coupled with opportunistic price increases in 2003.  Once a global recovery takes hold, volumes are expected to rebound along with a reduction in average raw material prices, which have been increasing from political instability in the Middle East, including the current conflict in Iraq, and elsewhere.  There can be no assurances that (a) the global recovery will occur during 2003, (b) we will be able to realize margins we have historically achieved as feedstock costs decline, (c) our feedstock costs will not rise faster than our product prices and reduce our margins.

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

As of December 31, 2002 and 2001, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. We accrue for environmental liabilities when the liability is probable and the costs are reasonably estimable. This assessment is based on the lack of evidence of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, for incidents occurring after the closing date of the recapitalization transaction, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

As mentioned above, we have substantial continuing financial commitments for compliance of environmental matters. During 2002 and 2001, we expended a total of $10 million and $3 million in related mandatory EHS capital projects not reimbursed by Shell. Also during each of 2002 and 2001, we expensed approximately $1 million of mandatory EHS costs not reimbursed by Shell. We expect a similar operating environmental commitment to continue in future years; however, the level of financial commitment may increase if the environmental laws and regulations become more stringent. During 2002, we received total proceeds of $22 million from Shell under the environmental agreements through indemnity payments and as part of the November 2002 amendments, and we applied $17 million ($16 million for capital projects and $1 million for expense projects) to reduce capital expenditures and operating expenses. This resulted in a Deferred Credit balance of $5 million on the Consolidated Balance Sheets as of December 31, 2002. The remaining Deferred Credit balance will be applied to capital expenditures and operating expenses as the funds are spent in the future.

Research and Development

Our research and development activities are aimed at developing and enhancing products, processes, applications and technologies on a global basis. We emphasize a customer driven, "systems and solutions" approach in discovering new applications and processes and providing customer service through our technical staff. We also focus on on-going improvement of plant yields, fixed costs and capacity. Our research and development expenditures were $20 million, $25 million and $26 million for the years ended December 31, 2002, 2001 and 2000, respectively. In order to continue to find alternate applications for our products and to continue to seek for efficiencies in our manufacturing efforts, we expect to spend similar amounts in the future on product development and process development over the next few years.

Effects of Currency Fluctuations

We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our audited consolidated and combined financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with euro-related currencies also being significant. For the year ended December 31, 2002, 50% of our total revenues and 56% of our total expenses were from companies incorporated outside the United States. For the year ended December 31, 2001, 49% of our total revenues and 54% of our total expenses were from companies incorporated outside the United States. A substantial amount of assets and liabilities outside the United States are currently denominated in the Euro and prior to 2001 were denominated in the Netherland Dutch Guilder. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the Euro relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on euro-denominated debt, including certain borrowings under the credit agreement, and U.S. dollar denominated debt, including the notes and certain borrowings under the credit agreement.

Inflation and Seasonality

Certain of our expenses, used in the production of final products, such as supplies, maintenance and repairs and compensation and benefits, are subject to normal inflationary pressures. Although to date we have been able to offset inflationary cost increases through operating efficiencies and price increases, there can be no assurance that we will be able to offset any future inflationary cost increases through these or similar means. Our revenues and earnings are moderately seasonal, with the second and third quarters generally providing stronger results. Such seasonality has also been customary in the chemical industry in general, and we expect this trend to continue in future periods.

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

In August 2001, the FASB issued SFAS 143 (Accounting for Obligations associated with the Retirement of Long-Lived Assets). This statement requires the following: (a) an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value, (b) an entity recognize subsequent changes in the liability that result from the passage of time and revisions in either the timing or amount of estimated cash flows, and (c) upon initially recognizing a liability for an asset retirement obligation, an entity capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. Our adoption of SFAS 143 on January 1, 2003 did not have a material impact on our consolidated results of operations, cash flows or financial position.

In October 2001, the FASB issued SFAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The requirements of this statement provide that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The scope of discontinued operations will be expanded to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We do not typically dispose of significant assets that are used in the manufacturing operations and assets that are normally disposed of have a minimal net book value. Our adoption of SFAS 144 on January 1, 2002 did not have a material impact on our consolidated results of operations, cash flows or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. This Statement also contains other corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Our adoption of SFAS 145 on January 1, 2002 did not have a material impact on our consolidated results of operations, cash flows or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized after December 31, 2002.

 In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee, including the cases in which the entity does not receive separately identifiable consideration (i.e., a premium) for issuing the guarantee. This Interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. Management believes that we are not guarantor under FIN 45; therefore our adoption of this interpretation will not have a material effect on our consolidated results of operations, cash flows or financial position. In accordance with the provisions of FIN 45, we will recognize the fair value of guarantees issued after December 31, 2002.

In December 2002, the FASB issued SFAS 148 (Accounting for Stock-Based Compensation-Transition and Disclosure). This statement amends SFAS 132 (Accounting for Stock-Based Compensation). This statement provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair value method. In addition, entities will have to (1) make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148 will be effective for fiscal years ending after December 15, 2002. RPP Inc., our parent company, grants stock options to our employees for a fixed number of shares with an exercise price no less than the fair value of the shares at the date of grant. Our adoption of SFAS 148 on December 31, 2002 did not have a material impact on consolidated results of operations, cash flows or financial position of the Company. We will continue to account for such stock option grants in accordance with FASB 123, Accounting for Stock-Based Compensation, which permits the measurement of compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. Our current consolidated financial statements do not include VIEs.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged in manufacturing and marketing resins and other chemicals in the U.S. and internationally. As a result, we are exposed to certain market risks which include financial instruments such as foreign currency, short-term investments, trade receivables, and long-term debt. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate our exposure to such changes. The notes to our audited consolidated and combined financial statements provide a description of our accounting policies and other information related to these financial instruments. We do not engage in speculative transactions and typically do not engage in hedging activities, except for the interest rate swaps which were put in place subsequent to December 31, 2000 in connection with our credit agreement and which have since expired or were terminated. In December 2002, we entered into an interest rate cap agreement, which was designated as a hedge, for the notional amount of $150 million to replace the interest rate swaps. The interest rate swaps and the interest rate cap protect us against interest rate fluctuation by changing the interest rate payable on borrowings under the credit agreement from a variable interest rate to a fixed interest rate.

A substantial amount of assets and liabilities outside the U.S. are denominated in Euros. The exchange rate of the U.S. dollar to the Euro was approximately 0.954 and 1.13 at December 31, 2002 and 2001, respectively. We may utilize forward exchange contracts to hedge foreign currency transaction exposures. There were no foreign exchange contracts outstanding at December 31, 2002.

We place our short-term investments, which generally have a term of less than 90 days, with high quality financial institutions. We also limit the amount of credit exposure to any one institution, and have investment guidelines concerning diversification and maturities designed to maintain safety and liquidity. Due to the short-term nature of these instruments, their carrying value approximates market value. Management does not believe that a decrease of 1.0% from 2002 average investment rates would be material during 2003.

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

As of December 31, 2002, our outstanding long-term debt consisted of the notes, a credit facility that includes a term loan A denominated in Euros, a term loan B denominated in U.S. dollars, and European and U.S. revolver loans. The notes, which mature in 2010, totaled $333 million, including bond premium, and bear interest at a fixed rate of 13 1/2%. As of December 31, 2002, their fair value was estimated to be $346 million. At the same date, the term loan A, term loan B and revolver loans totaled $69 million, $155 million and $6 million, respectively, and approximated their fair value. Borrowings that are denominated in the U.S. dollar bear interest at either Citibank's prime lending rate or the eurodollar rate (Libor) plus, in each case, a margin ranging from 1.25% to 2.75%, depending upon our leverage, as determined quarterly. Borrowings that are denominated in euros bear interest at the euro rate (Euribor) plus a margin ranging from 2.25% to 3.0% depending on our leverage, as determined quarterly. We periodically review various alternatives to protect long-term debt against interest rate fluctuations. As indicated above, during 2002 we had outstanding interest rate swaps related to the term loan B for notional principal amounts of $50 million, $75 million, $100 million, $25 million and $50 million that fix the interest rates at 5.41%, 5.25%, 5.41%, 4.61% and 4.39%, respectively. Three of our swap agreements for the notional amounts of $50 million, $75 million and $25 million expired in 2002, and effective December 5, 2002, we terminated our remaining interest rate swap agreements and entered into an interest rate cap agreement for the notional amount of $150 million. The cost for terminating the interest rate swap agreements was $1.5 million and this cost will be amortized as interest expense over the original life of these agreements. The interest rate cap agreement caps the floating rate at 3% and expires on February 28, 2004. The cost of the interest rate cap agreement is $183,750 and will be amortized over its term.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of January 1, 2003 with respect to the members of our Board of Managers and our executive officers, who also hold the same positions with our parent RPP Inc.

Name	Age	Position
Marvin O. Schlanger	54	Chairman and Chief Executive Officer
Jeffrey M. Nodland	47	President and Chief Operating Officer
J. Travis Spoede	51	ExecutiveVicePresident, Chief Financial Officer and Secretary
Mark S. Antonvich	42	Vice President and General Counsel
Wouter W. Jongepier	40	Vice President, Global Sales
Hanna M. Lukosavich	46	Vice President and Chief Information Officer
Abraham van Mannekes	56	Vice President, Global Operations
Daniel A. Mariano	59	Vice President, Precursors and Supply Chain
Douglas B. Rahrig	50	Vice President, Global Resins Business
Dany Subrata	39	Vice President, Global Business Development & Asia Pacific
Dennis F. White	51	Vice President, Human Resources
James H. Melloan, Jr.	59	Vice President
Joel A. Asen	51	Director
Laurence M. Berg	36	Director
Peter P. Copses	44	Director
Joshua J. Harris	37	Director
Scott M. Kleinman	29	Director
Heinn F. Tomfohrde, III	69	Director

Marvin O. Schlanger became Chairman of the Board of Managers of RPP LLC on November 14, 2000. Mr. Schlanger was appointed Chairman and Chief Executive Officer of RPP Capital on March 2, 2001 and served as President of RPP LLC and RPP Capital until July 2001. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, L.L.C., which provides management services and capital to the chemical and allied industries. From 1999 to 2000, he also served as interim president of OneChem, Ltd. From 1988 to October 1998, Mr. Schlanger held various positions with ARCO Chemical Company, serving most recently as President and Chief Executive Officer from May 1998 to October 1998 and as Executive Vice President and Chief Operating Officer from 1994 to May 1998. Mr. Schlanger is also a director of RPP Capital, UGI Corporation and Wellman, Inc. Mr. Schlanger resigned as a director of OneChem, Ltd. on July 3, 2002. OneChem, Ltd. underwent an assignment for the benefit of creditors in November 2002.

Jeffrey M. Nodland became President and Chief Operating Officer of RPP LLC and RPP Capital in July 2001. Prior thereto since 2000, Mr. Nodland was Vice President and General Manager, Coatings, Ink, Textiles and Composites for Eastman Chemical Company. From 1994 to 2000, he was President and Chief Executive Officer of McWhorter Technologies, Inc. Prior thereto since 1977, Mr Nodland held various positions at Valspar Corporation, serving most recently as President of the McWhorter division.

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

Mark S. Antonvich became Vice President and General Counsel of RPP LLC in May 2001. Prior thereto, from August 2000 to May 2001, he had been Senior Counsel for Enron Global Exploration & Production Inc., where he was responsible for international oil and gas transactions and providing legal support to operating assets in India. From 1995 to 2000, Mr. Antonvich represented Magma Copper Company and BHP Minerals in Tucson, Arizona and Houston, Texas, most recently serving as Senior Corporate Counsel, advising those companies on international mineral acquisitions and divestments, commercial and general corporate matters, operational and environmental issues related to mining and mineral processing activities, and complex litigation. From 1987 to 1995, he was in private practice in the Washington, D.C. area, following graduation from the Georgetown University Law Center.

Wouter W. Jongepier became Vice President, Global Sales of RPP LLC on November 7, 2002. He had held the position of Vice President, Europe/Africa of RPP LLC since November 14, 2000 and prior thereto he was the Sales Director of the European and African operations of Shell's Resins/Versatics Products business since 1999. Mr. Jongepier joined Shell in 1988 and has served in roles varying from researcher in Belgium, specialties plant manager in Pernis, and market development manager in the southern part of Europe.

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

Daniel A. Mariano became Vice President-Supply Chain of RPP LLC in May 2001. From 1998 to 1999, Mr. Mariano served as Vice President of Supply Chain at Lyondell Chemical Company. From 1981 to 1984 and 1989 to 1998, Mr. Mariano was a Vice President in various roles at ARCO Chemical Company, most recently serving as Vice President of Supply Chain. From 1985 to 1988, Mr. Mariano worked at Horsehead Industries.

Douglas B. Rahrig became Vice President, Global Resins Business of RPP LLC on November 7, 2002 and prior thereto had been our Director of Product and Applications Development since October 2, 2001. From 1994 to 2001, Mr. Rahrig served as a Vice President in various marketing and technical development roles at McWhorter Technologies Incorporated.

Dany Subrata became Vice President, Global Business Development & Asia Pacific of RPP LLC on November 1, 2002 and prior thereto had been the Business Manager for Asia Pacific-Middle East of Shell's Resins/Versatics Products business since late 1997. Mr. Subrata joined Shell in 1988 after a brief career in manufacturing at P&G. In 1992, Mr. Subrata was assigned to a Resins/Versatics Products business co-ordination and planning position in Shell Centre, London. He was appointed Chemicals Manager-Indonesia and Business Manager-Resins/Versatic Products for South East Asia and Oceania upon his return to Asia in 1995.

Dennis F. White became Vice President, Human Resources of RPP LLC on November 14, 2000. Prior thereto, Mr. White had been the Vice President of Human Resources of Shell's Resins/Versatics Products since late 1999. Mr. White had previously been Director of Employee Resources for Criterion Catalyst Company from 1989 to 1999, and prior to that had spent 16 years in various human resource positions with Shell.

James H. Melloan, Jr. became Vice President of RPP LLC on November 7, 2002. He was formerly Vice President, Americas of RPP LLC from  November 14, 2000 to November 7, 2002 and Vice President, Americas of RPP Capital from November 14, 2000 to March 2, 2001 and prior thereto had been the Business Manager of the Americas of Shell's Resins/Versatics Products business since January 1998. Mr. Melloan joined Shell in 1993 and previously served as Marketing Director of Epoxy Resins Formulators for ten years and a Business Director for Celanese for five years.

Joel A. Asen became a director of RPP Inc. on November 14, 2000 and a member of the Board of Managers of RPP LLC and a director of RPP Capital on March 2, 2001. Since May 1992, Mr. Asen has been President of Asen Advisory, which provides strategic and financial advisory services. He was Managing Director at Whitehead Sterling from 1991 to 1992, at Paine Webber, Inc. from 1990 to 1991 and at Drexel Burnham Lambert Incorporated from 1988 to 1990. From 1985 to 1988 he was a Senior Vice President at GAF Corporation. Prior to that time, Mr. Asen was a Manager of Business Development at GE and Manager of Marketing and Business Development at GECC. Mr. Asen is also a director of Compass Minerals Group, Inc.

Laurence M. Berg became a director of RPP Inc. on November 14, 2000 and a member of the Board of Managers of RPP LLC and a director of RPP Capital on March 2, 2001. Mr. Berg is a partner in Apollo Management, L.P., where he has worked since 1992. Prior to that time, Mr. Berg was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Berg is also a director of Sylvan Inc., AMC Entertainment, Inc. and Rent-A-Center, Inc. The members of the board of directors of AMC Entertainment, Inc., including Mr. Berg, have been named as defendants in several shareholder derivative complaints for violation of fiduciary duties in connection with certain corporate transactions filed in Missouri and Delaware brought for the benefit of AMC Entertainment, Inc. In addition, Mr. Berg, among other parties including members of the board of directors of Rent-A-Center, Inc. and Rent-A-Center, Inc., have been named in a consolidated class action complaint for violation of securities laws relating to a 2001 securities offering of Rent-A-Center, Inc. Mr. Berg denies any wrongdoing in any of the foregoing actions and intends to vigorously defend against the complaints.

Peter P. Copses became a director of RPP Inc. on November 14, 2000 and a member of the Board of Managers of RPP LLC and a director of RPP Capital on March 2, 2001. Mr. Copses is a partner in Apollo Management, L.P., where he has worked since 1990. From 1986 to 1990, Mr. Copses was initially an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin Jenrette Securities Corporation, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses is also a director of Rent-A-Center, Inc., Zale Corporation and Compass Minerals Group, Inc. Mr. Copses, among other parties including members of the board of directors of Rent-A-Center, Inc. and Rent-A-Center, Inc., have been named in a consolidated class action complaint for violation of securities laws relating to a 2001 securities offering of Rent-A-Center, Inc. Mr. Copses denies any wrongdoing in any of the foregoing actions and intends to vigorously defend against the complaints.

Joshua J. Harris became a director of RPP Inc., a member of the Board of Managers of RPP LLC and a director of RPP Capital on November 14, 2000. Mr. Harris is a senior founding partner of Apollo Management, L.P. and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Breuners Home Furnishings Corporation, Florsheim Group Inc., Pacer International, Inc., Quality Distribution Inc. and Compass Minerals Group, Inc.

Scott M. Kleinman became a director of RPP Inc., a member of the Board of Managers of RPP LLC and a director of RPP Capital on November 14, 2000. Mr. Kleinman is a principal of Apollo Management, L.P., where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division from July 1994 through January 1996. Mr. Kleinman is also a director of Compass Minerals Group, Inc.

Heinn F. Tomfohrde, III became a director of RPP Inc. on November 14, 2000 and a member of the Board of Managers of RPP LLC and a director of RPP Capital on March 2, 2001. Mr. Tomfohrde has served the chemicals industry in a variety of leadership positions for 44 years. He served as President and Chief Operating Officer of International Specialty Products, Inc. and its predecessor company, GAF Chemicals Corp. from 1987 to 1993. Prior to that time, Mr. Tomfohrde spent 31 years with Union Carbide Corp., rising from positions in research and development and marketing to senior management, serving as President of Union Carbides Consumer and Industrial Products Group from 1983 to 1986. Mr. Tomfohrde is also a director of Compass Minerals Group, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Prior to the recapitalization, we were a wholly owned business of Shell operated by a management team comprised solely of Shell personnel. For the period prior to the closing of the transactions on November 14, 2000 our executive officers were compensated by Shell and for the period on and after November 14, 2000 were compensated by us. The following table sets forth information concerning the compensation of our Chairman and each of our other four most highly compensated executive officers (including former officers) for the years ended December 31, 2002, 2001 and 2000.

Summary Compensation Table

		Annual Compensation			All Other
Name and Principal Position	Year	Salary	Bonus	(1)	Compensation(3)
Marvin O. Schlanger	2002	$300,000	500		-
Chairman and Chief Executive Officer(2)	2001	400,000	-		-
	2000	50,000	-		-
Jeff M. Nodland(4)
President and Chief Operating Officer	2002	$250,000	500		-
	2001	114,583	-		-
	2000	-	-		-

J. Travis Spoede	2002	$201,190	50,500		-
Executive Vice President and Chief Financial	2001	213,755	-		-
Officer and Secretary	2000	-	-		-

Mark S. Antonvich(4)	2002	$195,000	500		15,000
Vice President and General Counsel	2001	126,375	-		10,000
	2000	-	-		-

Hanna M. Lukosavich(4)	2002	$176,190	68,000		-
Vice President and Chief Information Officer	2001	137,196	20,400		-
	2000	-	-		-

___________

  In 2002, each employee of the Company was paid the equivalent of $500 dollars as bonus for the year 2001, except for Mr. Spoede and Ms Lukosavich who were paid an information technology project bonus for individual performance. In 2001, Ms Lukosavich was paid an information technology project bonus.

  Mr. Schlanger joined us on November 14, 2000 and his 2000 compensation is reported only for the period we employed him.

  Consists of benefit payments in lieu of matching contribution and participation in the Company's 401(k) program for Mr. Antonvich.

  Mr. Nodland, Mr. Antonvich and Ms. Lukosavich joined us on varying dates in 2001 and the respective 2001 compensation is reported only from the start date to year-end.

The following table provides information as to the value of options held by each of the named executive officers at the end of fiscal year 2002. None of the named executive officers exercised any options during the last fiscal year. There were no stock options granted to any of the named executive officers during 2002.

Option Values as of December 31, 2002

	Number of Securities
	Underlying Unexercised		Value of Unexercised In-the Money Option at
Name	Option at December 31, 2002		December 31, 2002 (in thousands)
	Exercisable	Unexercisable	Exercisable (1)	Unexercisable(1)
Marvin O. Schlanger	1,600	19,400	$ 72	$ 873
Jeff M. Nodland	340	4,760	-	-
J. Travis Spoede	140	1,960	6	88
Mark S. Antonvich	80	1,120	4	50
Hanna M. Lukosavich	80	1,120	4	50

___________

(1)   There is no established trading market for the stock of RPP Inc., but we have estimated its fair value at December 31, 2002 to be $145 per share. The estimated market value was calculated in-house by using reasonable and customary methods for determining market values when there is no established trading market.

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

Options are granted in amounts and at such times and to such eligible persons as determined by the board of directors of RPP Inc. or the compensation committee. As of January 1, 2003, RPP Inc. granted nonqualified options covering 53,732 shares, representing approximately 8% of its total common stock outstanding on a fully diluted basis. Options will vest in accordance with a schedule as determined by the board of directors of RPP Inc. or the compensation committee and this vesting schedule will be outlined in the optionee's option agreement. We generally expect options to vest as follows:

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

On March 15, 2002, Mr. Schlanger's employment agreement was amended, effective January 1, 2002, to (i) reduce his annual base salary to $300,000, subject to any increase as determined by the compensation committee of our Board of Managers, and (ii) to increase his annual target bonus to an amount equal to one-hundred percent of Mr. Schlanger's then current annual base salary.

Effective January 1, 2003, Mr. Schlanger's employment agreement was amended to (i) reduce his annual base salary to $150,000, subject to any increase as determined by the compensation committee of our Board of Managers; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 and 2004 (such day, the "Salary Reimbursement Date"), our and our subsidiaries' consolidated earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, his annual base salary will increase to $300,000 and he will receive 125% of the amount he otherwise would have received since January 1, 2003 if his annual base salary had been $300,000, (ii) provide that in the event of his death, long-term disability, retirement or a Realization Event (as defined in our stock option plan) prior to the earlier of the Salary Adjustment Date and January 1, 2004, he will receive a lump sum amount (to be considered pensionable wages) equal to 100% of the amount paid to him as base salary from January 1, 2003 to such date, (iii) provide that his annual target bonus be an amount equal to 100% of his highest annual base salary during the term of his employment agreement and (iv) provide that in the event we terminate his employment without cause or he resigns for good reason (including any material diminution of his duties), he will be entitled to receive, in addition to earned but unpaid amounts under our salary or benefit plans or programs, his highest annual base salary during the term of his employment agreement for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and November 14, 2003.

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

Effective January 1, 2003, Mr. Nodland's employment agreement was amended to (i) reduce his annual base salary to $225,000, subject to any increase as determined by the compensation committee of our Board of Managers; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 and 2004 (such day, the "Salary Reimbursement Date"), our and our subsidiaries' consolidated earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, his annual base salary will increase to $250,000 and he will receive 125% of the amount he otherwise would have received since January 1, 2003 if his annual base salary had been $250,000, (ii) provide that in the event of his death, long-term disability, retirement or a Realization Event (as defined in our stock option plan) prior to the earlier of the Salary Adjustment Date and January 1, 2004, he will receive a lump sum amount (to be considered pensionable wages) equal to 11.11% of the amount paid to him as base salary from January 1, 2003 to such date, (iii) provide that his annual target bonus be an amount equal to fifty percent of his highest annual base salary during the term of his employment agreement and (iv) provide that in the event we terminate his employment without cause or he resigns for good reason (including any material dimunition of his duties), he will be entitled to receive, in addition to earned but unpaid amounts under our salary or benefit plans or programs, his highest annual base salary during the term of his employment agreement for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and July 16, 2003.

On May 7, 2001, we entered into an employment agreement with Mark S. Antonvich to act as our Vice President and General Counsel. Mr. Antonvich receives an annual base salary of $195,000 per year, subject to any increase as determined by the Board or its compensation committee. In addition, Mr. Antonvich is entitled to receive an annual cash bonus based upon achievement of certain operating and/or financial goals, with an annual target bonus amount equal to thirty-five percent of Mr. Antonvich's then-current annual base salary. On June 18, 2001, Mr. Antonvich also was granted options to purchase 1,200 shares of RPP Inc.'s common stock under the RPP Inc. stock option plan. Mr. Antonvich is entitled to participate in our benefit plans.

The term of Mr. Antonvich's employment agreement is initially three years, with automatic extensions for additional two year periods if neither party gives notice that the term will not be so extended. We may terminate Mr. Antonvich's employment at any time and for any reason and Mr. Antonvich may resign at any time and for any reason. Under his employment agreement, Mr. Antonvich has also agreed to non-competition provisions. In consideration of this non-competition agreement, we have agreed to make payments to Mr. Antonvich following the termination of his employment. If we terminate Mr. Antonvich's employment without cause or Mr. Antonvich resigns for good reason (including any material diminution of his duties), Mr. Antonvich will be entitled to receive (1) earned but unpaid amounts under our salary or benefit plans or programs and (2) his current base salary for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and May 7, 2003. If any such payments constitute a "parachute payment," as defined in Section 280G of the Internal Revenue Code of 1986, as amended, then the total amount of payments or benefits payable to Mr. Antonvich will be reduced to the largest amount such that the provisions of 280G of the Code relating to "excess parachute payments" shall no longer be applicable. However, in the event Mr. Antonvich is terminated for cause or resigns without good reason, we will not be obligated to make those payments.

Effective January 1, 2003, Mr. Antonvich's employment agreement was amended to (i) reduce his annual base salary to $175,500, subject to any increase as determined by the compensation committee of our Board of Managers; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 and 2004 (such day, the "Salary Reimbursement Date"), our and our subsidiaries' consolidated earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, his annual base salary will increase to $195,000 and he will receive 125% of the amount he otherwise would have received since January 1, 2003 if his annual base salary had been $195,000, (ii) provide that in the event of his death, long-term disability, retirement or a Realization Event (as defined in our stock option plan) prior to the earlier of the Salary Adjustment Date and January 1, 2004, he will receive a lump sum amount (to be considered pensionable wages) equal to 11.11% of the amount paid to him as base salary from January 1, 2003 to such date, (iii) provide that his annual target bonus be an amount equal to thirty five percent of his highest annual base salary during the term of his employment agreement and (iv) provide that in the event we terminate his employment without cause or he resigns for good reason (including any material dimunition of his duties), he will be entitled to receive, in addition to earned but unpaid amounts under our salary or benefit plans or programs, his highest annual base salary during the term of his employment agreement for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and May 7, 2003.

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

Each of the members of the Board of Managers of RPP LLC also serves as a director of RPP Inc. and is compensated for such services by RPP Inc. Effective January 1, 2003, the directors of RPP Inc. have waived payment of the retainer for attending board meetings; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 and 2004, our and our subsidiaries' consolidated earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, the directors will receive (i) the retainer payments for attending board meeting for the remainder of 2003 and thereafter and (ii) 125% of the amount of the retainer payments which were waived during 2003.

RPP Inc. adopted a non-employee director stock option plan, effective as of November 14, 2000, pursuant to which options with respect to a total of 15,000 shares of RPP Inc.'s common stock will be available for grant to directors of RPP Inc. or any of its subsidiaries, including us, who are not also employees of RPP Inc. or any of its subsidiaries. The option plan will be administered by the board of directors of RPP Inc. or a compensation committee appointed from time to time by the board of directors. The right to grant options under the plan will expire on November 14, 2010 unless earlier terminated by the board of directors of RPP Inc. Options granted under the plan will be nonqualified stock options. As of December 31, 2002, RPP Inc. granted options covering 6,000 shares to its non-employee directors, each of whom also serves as a member of the Board of Managers of RPP LLC.

Options are granted in the amounts determined by the board of directors of RPP Inc. or the compensation committee. Except as otherwise determined by the board of directors, options will vest as follows:

-

One-third of the options will time vest in equal increments over five years, ending on November 14, 2005. However, vesting of all of these options will be accelerated immediately upon the consummation of a sale of RPP Inc. for cash, or any transaction in which Apollo Management sells at least fifty percent of its shares of common stock of RPP Inc.

-

Two-thirds of the options will be performance options and will vest on November 14, 2008. However, vesting of all or a portion of the performance options will be accelerated upon the consummation of a sale of RPP Inc. for cash, or any transaction in which Apollo Management sells at least fifty percent of its shares of common stock of RPP Inc. The amount vested will be based on the operating results achieved by the business.

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

Committees of the Board of Managers

The Board of Managers of RPP LLC has an executive committee, compensation committee, audit committee and environmental health and safety committee. The executive committee may exercise all powers expressly reserved to the Board of Managers under Delaware law. The members of the executive committee are Messrs. Schlanger, Harris and Kleinman. The compensation committee reviews and makes recommendations regarding our compensation policies and forms of compensation provided to our board of managers and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines stock-based compensation for our Board of managers, officers, employees and consultants and administers our option plan. The members of the compensation committee are Messrs. Harris, Tomfohrde and Schlanger. The audit committee provides assistance to the board of Managers in fulfilling its legal and fiduciary obligation in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions. The audit committee also oversees the audit efforts of our independent accountants. The members of the audit committee are Messrs. Kleinman, Asen and Schlanger. The environmental health and safety committee oversees our environmental health and safety compliance program. In addition, the environmental health and safety committee reviews compliance with environmental health and safety indemnifications as well as our environmental health and safety performance statistics. The environmental health and safety committee also recommends to the Board of Managers the general budget for environmental health and safety capital spending. The members of the environmental health and safety committee are Messrs. Tomfohrde, Kleinman and Schlanger.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our Board of Managers or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our membership units are owned by RPP Inc. and all of RPP Capital's equity securities are owned by us. The following table sets forth information with respect to the ownership of the capital stock of RPP Inc., as of January 1, 2003 (based on 601,130.4545 shares of common stock outstanding), by

-	each person who owns beneficially more than 5% of the capital stock of RPP Inc.,

-	each member of our Board of Managers,

-	each of our named executive officers, and

-	all of our executive officers and members of the Board of Managers of RPP LLC as a group.

Name and Address of Beneficial Owner	RPP Inc. Common Stock (1)
	Number of Shares	Percent of Class
Apollo Management IV, L.P. (2)	546,720	90.9%
Shell Oil Company (3)	45,000	7.5
Marvin O. Schlanger (4)	1,600	*
Jeff M. Nodland (5)	885	*
J. Travis Spoede (6)	740	*
Mark S. Antonvich (7)	680	*
Hanna M. Lukosavich (8)	380	*
Joel A. Asen (9)	133	*
Laurence M. Berg (2)(10)	546,853	91.0
Peter P. Copses (2)(10)	546,853	91.0
Joshua J. Harris (2)(10)	546,853	91.0
Scott M. Kleinman (2)(10)	546,853	91.0
Heinn F. Tomfohrde, III (11)	133	*
All managers and executive officers as a group (17 persons)(12)	556,579	91.7

*	Less than one percent.
(1)

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

(2)

Represents all shares held of record by RPP Holdings. RPP Holdings is an affiliate of, and is controlled by, Apollo Management through its 79.1% beneficial ownership of RPP Holdings' membership interests. The address of each of RPP Holdings and Apollo Management and of Messrs. Berg, Copses, Harris and Kleinman is c/o Apollo Management, L.P., 1301 Avenue of the Americas, New York, New York 10019.

(3)	The address of Shell Oil Company is 910 Louisiana Street, One Shell Plaza, Houston, Texas 77252.

(4)

Represents 1,600 shares of common stock issuable upon exercise of options granted to Mr. Schlanger under the RPP Inc. stock option plan that were vested as of November 14, 2002. Does not include options to purchase 19,400 shares of common stock that RPP Inc. issued to Mr. Schlanger under the RPP Inc. stock option plan and 6,000 restricted stock units that RPP Inc. issued to Mr. Schlanger pursuant to the restricted unit plan on November 14, 2000. The options are subject to time and performance vesting conditions. See "Management-2000 Option Plan." The restricted stock units represent a conditional right to receive 6,000 shares of common stock of RPP Inc. upon the occurrence of the events described under "Management-Restricted Unit Plan." The address of Mr. Schlanger is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002. In addition, does not reflect Mr. Schlanger's indirect ownership interest in the common stock of RPP Inc. through his direct ownership of 6,000 membership units of RPP Holdings.

(5)

Includes 340 shares of common stock issuable upon exercise of options granted to Mr. Nodland under the RPP Inc. stock option plan that were vested as of November 14, 2002. Does not include options to purchase 4,760 shares of common stock that RPP Inc. issued to Mr. Nodland under the RPP Inc. stock option plan. These options are subject to time and performance vesting conditions. See "Management-2000 Option Plan." The address of Mr. Nodland is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002.

(6)

Includes 140 shares of common stock issuable upon exercise of options granted to Mr. Spoede under the RPP Inc. stock option plan that were vested as of November 14, 2002. Does not include options to purchase 1,960 shares of common stock that RPP Inc. issued to Mr. Spoede under the RPP Inc. stock option plan. These options are subject to time and performance vesting conditions. See "Item 11. Executive Compensation-2000 Option Plan." The address of Mr. Spoede is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002.

(7)

Includes 80 shares of common stock issuable upon exercise of options granted to Mr. Antonvich under the RPP Inc. stock option plan that were vested as of November 14, 2002. Does not include options to purchase 1,120 shares of common stock that RPP Inc. issued to Mr. Antonvich under the RPP Inc. stock option plan. These options are subject to time and performance vesting conditions. See "Item11. Executive Compensation-2000 Option Plan." The address of Mr. Antonivch is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002.

(8)

Includes 80 shares of common stock issuable upon exercise of options granted to Ms. Lukosavich under the RPP Inc. stock option plan that were vested as of November 14, 2002. Does not include options to purchase 1,120 shares of common stock that RPP Inc. issued to Ms. Lukosavich under the RPP Inc. stock option plan. These options are subject to time and performance vesting conditions. See "Item11. Executive Compensation-2000 Option Plan." The address of Ms. Lukosavich is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002.

(9)

Includes 133 shares of common stock issuable upon exercise of options granted to Mr. Asen pursuant to the RPP Inc. non-employee director stock option plan that were vested on November 14, 2002. Does not include options to purchase 867 shares of common stock that RPP Inc. issued to Mr. Asen pursuant to the RPP Inc. non-employee director stock option plan. The options are subject to time and performance vesting conditions. See "Item 11. Executive Compensation -Compensation of Board of Managers." The address of Mr. Asen is 445 Old Academy Road, Fairfield, Connecticut 06430.

10)

Includes 546,720 shares owned by RPP Holdings. Each of Messrs. Berg, Copses, Harris and Kleinman may be deemed the beneficial owner of shares of RPP Inc. owned by RPP Holdings and membership units of RPP Holdings due to his status as a partner (in the case of Messrs. Berg, Copses and Harris) and principal (in the case of Mr. Kleinman) of Apollo Management, which controls RPP Holdings. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. Includes 133 shares of common stock issuable upon exercise of options granted to each of Messrs. Berg, Copses, Harris and Kleinman pursuant to the RPP Inc. non-employee director stock option plan that were vested November 14, 2002. Does not include options to purchase 867 shares of common stock that RPP Inc. issued to each of Messrs. Berg, Copses, Harris and Kleinman pursuant to the RPP Inc. non-employee director stock option plan. The options are subject to time and performance vesting conditions. See "Item 11. Executive Compensation-Compensation of Board of Managers."

(11)

Includes 133 shares of common stock issuable upon exercise of options granted to Mr. Tomfohrde pursuant to the RPP Inc. non-employee director stock option plan that were vested on November 14, 2002. Does not include options to purchase 867 shares of common stock that RPP Inc. issued to Mr. Tomfohrde pursuant to the RPP Inc. non-employee director stock option plan. The options are subject to time and performance vesting conditions. See "Item 11. Executive Compensation-Compensation of Board of Managers." The address of Mr. Tomfohrde is 9 Sea Robin Court, Hilton Head, South Carolina 29926.

(12)

Includes 5,339 shares of common stock issuable upon exercise of options granted to the managers and executive officers under the RPP Inc. stock option plan that were vested on November 14, 2002. Does not include options to purchase 39,333 shares of common stock that RPP Inc. issued to the managers and executive officers under the RPP Inc. stock option plan and 6,000 restricted stock units that RPP Inc. issued to Mr. Schlanger pursuant to the restricted unit plan on November 14, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Sale Agreements for the Recapitalization Transaction

General

On November 14, 2000, RPP Holdings, an affiliate of Apollo Management IV, L.P., acquired control of RPP Inc. in a recapitalization transaction for approximately $857.7 million in cash and retained securities (net of $8.5 million of excess cash at RPP LLC used to fund the Transaction), subject to adjustment, and a contingent subordinated note for up to $127 million. The contingent subordinated note, issued by RPP Inc., our parent, will only be earned to the extent the average contribution margin in 2001 and 2002 exceeds the contribution margin for the twelve months ended December 31, 2000 by $60 million to $75 million. Based on our contribution margins, the contingent subordinated note expired by its terms on December 31, 2002 without any payments required thereunder. In connection with the recapitalization, RPP Holdings and certain members of our management invested $185 million of cash and Shell had retained an investment of $15 million. We entered into a new senior secured credit agreement and distributed the proceeds from borrowings thereunder, together with the proceeds from the offering of the old notes, to RPP Inc. which in turn used the proceeds to fund $701.4 million of the recapitalization. On a fully-diluted basis for all management options and stock issuable under RPP Inc.'s stock option plan and restricted unit plan, Apollo Management and its affiliates and certain other institutional investors own (through their ownership of RPP Holdings) approximately 81.9% of the outstanding common stock of RPP Inc., management owns (through its ownership of RPP Holdings and RPP Inc.) approximately 11.3% and Shell owns approximately 6.8%.

  On July 10, 2000, Shell and RPP Inc. entered into a US Sale Agreement with Resin Acquisition, which has assigned its rights and obligations thereunder to RPP Holdings, setting forth the terms and conditions upon which RPP Holdings purchased the US portion of the business from Shell. On September 11, 2000, RPP Inc. and Shell entered into a Non-US Sale Agreement, pursuant to which RPP Inc. has agreed to acquire from Shell all of the outstanding capital stock of RPP B.V., which is the entity that holds all of the non-US operations of our business and RPP Inc. issued a note to Shell for the full purchase price of $662 million less the European indebtedness to be assumed by us and RPP Inc. at closing. RPP Inc. assigned to us its rights and obligations under the non-US Sale Agreement. The following is a summary of the sale agreements which governed the recapitalization.

Consideration

The consideration paid under the sale agreements for the recapitalization consisted of the following:

-	RPP Holdings and some members of our management purchased from Shell approximately $54.7 million of RPP Inc.'s common stock;
-	RPP Inc. redeemed all of Shell's common stock ownership of RPP Inc. other than the 7.5% retained ownership, for $185.0 million in cash and $140.0 million of its junior subordinated notes;
-	RPP Holdings and some members of our management purchased from Shell $127.6 million of junior subordinated notes of RPP Inc.;
-	Certain other members of our management purchased from Shell $1.9 million of junior subordinated notes of RPP Inc. and purchased $0.8 million of common stock of RPP Inc.;
-	RPP Inc. issued the contingent subordinated note to RPP LLC as a capital contribution; and
-

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

Shell has publicly disclosed in its Annual Report on Form 20-F filed with the Commission that Shell's adjusted earnings in its Chemicals segment for 2000 excluded special credits of $67 million, resulting mainly from a net gain from its divestment programs, partly offset by provisions for litigation. The profit or loss realized by Shell in the transactions is a component of these special credits.

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

The representations and warranties contained in the sale agreements generally survived until May 14, 2002. Fundamental representations and warranties survive the closing indefinitely. The environmental agreements described below under-Ongoing Relationship with Shell" contain the only representations and warranties relating to environmental conditions that survived the closing. Some of the representations and warranties relating to tax matters survive the closing until the expiration of the applicable statute of limitations.

Indemnification

Shell has agreed to indemnify us and RPP Inc. and its affiliates against certain liabilities, including, but not limited to:

-

damages resulting from third party claims or other third party liabilities (other than product liability claims, third party claims and third party liabilities reflected on the closing working capital statement) to the extent they relate to or arise prior to the closing of the recapitalization;

-	damages resulting from Shell's breach of any representations, warranties or covenants contained in the Sale Agreements, subject to the limitations set forth above; and
-	damages resulting from product liability claims with respect to products that were manufactured prior to the closing of the recapitalization and sold within 90 days after the closing.

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

Post-Closing Continuation of Contracts and Assignments

Except with respect to information technology, Shell has agreed to allow us and RPP Inc. to continue to purchase goods and services under existing contracts between Shell and its affiliates and third parties that governed the sale of certain goods and services to the business prior to the closing to the extent permitted by such third parties. However, Shell did not make any representations or warranties as to the costs that any third party vendor may charge us or that such contract will not be terminated by Shell. If we choose to make purchases under such contracts, we will be responsible for all charges and costs relating to such purchases. We and RPP Inc. agreed to indemnify Shell and its affiliates for all claims, damages and liabilities related to our purchases under such contracts.

Agreements with Stockholders of RPP Inc.

Apollo Management Agreement

On November 14, 2000, we entered into a management consulting agreement with Apollo Management IV, L.P. Under the terms of the management consulting agreement, we retained Apollo Management to provide management consulting and financial advisory services to us and pay Apollo Management an annual management fee of $1.0 million in equal quarterly installments for providing those services. In particular, Apollo Management will provide at our request consulting and advisory services relating to proposed financial transactions, acquisitions and other senior management matters relating to our business. In addition, as consideration for arranging the recapitalization and the related financing thereof, we paid Apollo Management a fee of $5.0 million on November 14, 2000. We are also required to pay Apollo Management a transaction fee if we engage in any merger, acquisition or similar transaction unless we and Apollo Management are unable to mutually agree upon the terms of Apollo Management's engagement, in which case we will be able to retain another special advisor. Since Apollo Management beneficially owns 90.9% of us and a majority of the members of our Board of Managers are affiliated with Apollo, it has the power, through its representatives and equity ownership, to approve on our behalf and set the terms of Apollo Management's engagement, even if the independent members of the Board of Managers were opposed. However, the members of the Board of Managers of RPP LLC who are affiliated with Apollo Management are aware that they have fiduciary obligations to RPP LLC, not Apollo, and RPP LLC expects that each member of its Board of Managers will comply with his fiduciary duties under Delaware law. The management consulting agreement has a ten-year term and, commencing on November 14, 2005 and at the end of each year thereafter, will automatically extend for an additional year unless notice to the contrary is given by either party at least thirty, but no more than sixty, days prior to the end of any such year commencing on November 14, 2005.

On March 15, 2002, the terms of the management consulting agreement were amended to reduce the annual management fee payable to Apollo from $1 million to $750,000 in equal quarterly installments. In addition, RPP LLC agreed to pay Apollo Management an advisory fee of $1.05 million (i) immediately prior to a sale of RPP Inc. for cash, (ii) when Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., or any investment fund managed by Apollo Management or any of its affiliates sells at least 50% of the shares of common stock of RPP Inc. that they acquired and at least 50% in the aggregate of their investment in securities of RPP Inc. made on or after November 14, 2000 or (iii) at such time as Apollo Management and its affiliates cease to own in the aggregate at least 50% of the outstanding shares of common stock of RPP Inc. on a fully diluted basis.

Effective January 1, 2003, the terms of the management consulting agreement were amended to waive payment of the annual management fee to Apollo during 2003; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 or 2004, our and our subsidiaries' consolidated earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, we shall pay to Apollo (i) the quarterly installments of the annual management fee for the remainder of 2003 and thereafter and (ii) 125% of the amount of the quarterly installments of the annual management fee which were waived during 2003.

Shareholders' Agreement

On November 14, 2000, RPP Inc. entered into a shareholders' agreement with RPP Holdings and Shell which governs certain aspects of the relationship among RPP Inc., RPP Holdings and Shell. The shareholders' agreement contains, among other matters:

-	restrictions on the transfer of shares of common stock by Shell;
-	preemptive rights granted to Shell to purchase equity securities issued by RPP Inc. to RPP Holdings or its affiliates in the amounts required to maintain Shell's percentage ownership;
-

agreement by Shell to consent to the sale of more than 50% of the equity securities of RPP Inc. or substantially all of its assets to a third party if such sale is approved by the Board of Directors of RPP Inc., and to sell its shares of common stock if so required;

-	rights of Shell to participate in certain transfers of common stock by RPP Holdings other than to an affiliate;
-	rights of Shell to receive financial information; and
-	prohibitions on transactions between RPP Inc. and its affiliates, subject to certain exceptions.

The shareholders' agreement terminates upon the earlier of a sale of RPP Inc. and the consummation of a public equity offering that raises gross proceeds of at least $100 million.

Investor Rights Agreement

On November 14, 2000, RPP Inc. entered into an investor rights agreement with RPP Holdings and members of management who own stock, options and/or junior subordinated notes of RPP Inc. which governs certain aspects of the relationship among RPP Inc., RPP Holdings and the management holders. The investor rights agreement contains, among other matters:

-	restrictions on the transfer of shares of common stock, options and junior subordinated notes by the management holders;
-	rights of RPP Inc. and RPP Holdings to purchase common stock and junior subordinated notes in the event of certain permitted transfers by the management holders;
-

agreement by the management holders to consent to the sale of more than 50% of the equity securities of RPP Inc. or substantially all of its assets to a third party and to sell their shares of common stock if so required;

-	rights of the management holders to participate in certain transfers of common stock and junior subordinated notes by RPP Holdings other than to an affiliate;
-	repurchase rights of RPP Inc. and RPP Holdings in the event of termination of employment of the management holders; and
-	restrictions on sales of common stock and junior subordinated notes by the management holders in the event of an initial public offering.

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

Management Promissory Notes and Other Indebtedness

On November 14, 2000, we loaned $925,000 in the aggregate to some members of our then existing management and other employees, to finance up to one-half of the purchase price payable by them in connection with their purchases of RPP Inc.'s common stock and junior subordinated notes in the recapitalization. In particular, we made loans to each of our then executive officers in the following amounts:

-	Dany Subrata-$100,000 loaned to finance in part his purchase of 600 shares of RPP Inc. stock and $140,000 principal amount of RPP Inc. junior subordinated notes.

In March 2001, we loaned $100,000 to J. Travis Spoede, our Executive Vice President, Chief Financial Officer and Secretary, to finance in part his purchase of 600 shares of RPP Inc. stock and $140,000 principal amount of RPP Inc. junior subordinated notes.

From June to September 2001, we made additional loans to new employees to finance in part their purchase of RPP Inc.'s common stock and RPP Inc. junior subordinated notes, including:

-	Mark Antonvich-$100,000 loaned to finance in part his purchase of 600 shares of RPP Inc. stock and $140,000 principal amount of RPP Inc. junior subordinated notes; and
-	Jeffrey M. Nodland-$250,000 loaned to finance in part his purchase of 545.4545 shares of RPP Inc. stock and $350,000 principal amount of RPP Inc. junior subordinated notes.

The loans are evidenced by promissory notes made by the employee in favor of us. Interest payable on each promissory note will accrue at an annual rate of 10.75%. Interest payments are, at the option of the employee, payable in cash semi-annually or accrue and become due and payable on the eighth anniversary of the purchase date. Each promissory note is secured by the RPP Inc. common stock and junior subordinated notes to be purchased by such employee and options held by such employee and, except for such pledged securities, are non-recourse to the employee.

In February 2002, we made an interest-free loan in the principal amount of $175,000 to Douglas Rahrig, then our Director of Product and Applications Development and now Vice President of Global Resins Business, to assist him in relocating to Houston, Texas as part of his employment with us. In September 2002, Mr. Rahrig repaid the loan in full.

Securities Indemnification Agreement

On November 14, 2000, we entered into a securities indemnification agreement with Shell and RPP Holdings. Under the agreement, we agreed to indemnify Shell, RPP Holdings and their respective affiliates and each of their respective directors and officers and other related persons against liabilities arising under the Securities Act in connection with the private placement offering of the $200 million of existing notes issued on November 14, 2000, and we also granted contribution rights to such persons.

Other Payments or Dividends to Affiliates

We paid approximately $4 million and $7 million related to certain freight costs to Quality Distribution, an affiliate of Apollo, for the year ended December 31, 2001 and the 2002, respectively. We believe the amounts paid to Quality Distribution were fair and at arm's length terms.

During 2001, we paid approximately $0.6 million on behalf of RPP Inc. for legal and external audit services rendered in the ordinary course of business.

During 2002, we made payments to Cherry Hill Chemical Investments LLC, an affiliate of Mr. Schlanger, in the amount of $0.1 million for administrative support and office space used by Mr. Schlanger.

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

From November 1, 2000 to December 31, 2000, for the year ended December 31, 2001 and 2002, we paid Shell approximately $63 million, $361 million and $343 million in the aggregate, respectively, under the various agreements described below, net of payments made by Shell to us.

SUMF, OMS and Supply Agreements

Several of our operations are located within or adjacent to sites occupied by Shell's refinery business and its chemical business. In the United States, these shared sites are in: Deer Park, Texas; Norco, Louisiana; Argo, near Chicago, Illinois; and a laboratory facility in Westhollow, Texas. Shared sites in Europe are in: Pernis and Moerdijk, near Rotterdam, The Netherlands; Stanlow in the United Kingdom; Wesseling, Germany; and laboratory facilities in Pernis, The Netherlands and Louvain-La-Neuve, Belgium.

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

In addition, the parties entered into a SUMF agreement relating to our Lakeland, Florida site. Under this agreement, we will supply groundwater recovery and biotreater systems services to facilitate compliance with the consent order issued by the Florida Department of Environmental Protection. See Item 1 "Business-Environmental/Occupational Health and Safety Matters."

SUMF Agreements.    In consideration for each SUMF item provided under a SUMF agreement, the purchaser of the SUMF item is required in most cases to pay the supplier an amount comprised of three basic components:

-	its share of the supplier's variable costs for the SUMF item based on the purchaser's consumption of such SUMF item;
-	its share of the supplier's direct site costs and operating costs for the SUMF item based on the purchaser's reserved capacity of the SUMF item or an allocation agreed upon in the SUMF agreement; and
-	a fixed amount representing the infrastructure charge for the SUMF item.

The purchaser is responsible under the SUMF agreements for certain other charges, such as taxes levied or imposed on the supplier with respect to SUMF items consumed by the purchaser. In a few cases, charges for the SUMF items are based on commercial rates for similar products or services.

The SUMF agreements allocate liability for loss or damage to a party's property or employees or to third parties either to Shell or to us based upon certain factors, including the presence of a party's negligence in causing the loss or damage. In addition, the SUMF agreements provide for indemnification by one party to the other in certain instances. We have obtained insurance to cover losses and damages for which we may be responsible under the SUMF agreements. To the extent the environmental damages are recoverable under the SUMF agreements and under the environmental agreements; we are required to make our claims under the environmental agreements.

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

Lease Agreements.    Shell has provided us ground leases in the United States for the business' facilities in Deer Park, Norco and Argo and in Europe for our facilities in Pernis, Moerdijk, Stanlow and Wesseling on a long-term basis for lease terms at least as long as the terms of the SUMF or equivalent agreements related to those sites. Shell has also provided to us space leases for laboratory space in Westhollow and laboratory, office and warehouse space in Norco in the United States and for laboratory space in Louvain-La-Neuve in Europe. The term of the Westhollow lease is ten years from the closing date of the recapitalization and can be terminated by us any time after the effective date with proper notice (with Shell having the right to terminate at the end of 2005). The basic term of the Louvain-La-Neuve lease is six years, subject to certain conditions. Rent under all the ground leases is either de minimis or included as part of the SUMF or equivalent agreement, except that rent payable by us to Shell under the Pernis lease is equal to the payments required to be made by Shell under its original lease with the Port of Rotterdam and additional payments are required at Deer Park and Norco for our use of Shell's adjoining property. Under the ground leases, we are also required to pay the pro rata portion of taxes assessed on the land. Our space leases for laboratory and/or office and warehouse space in Norco, Westhollow, and Louvain-La-Neuve require us to pay rents for the space we occupy. The rental payments for space at Norco escalate based on increases in the producer price index. Shell is subleasing back space from us at our Norco facility at the same rental rate per square foot that we pay Shell for the space we lease from it at Norco. The ground leases impose certain responsibilities on us with respect to environmental matters at or relating to the business facilities, from November 1, 2000 and allocate liability for environmental damages to the properties. Generally, to the extent environmental damages are recoverable under a lease and under the Environmental Agreement, the claims will be made under the Environmental Agreements.

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

Supply Agreements.    We have contracted with Shell for our U.S. and European facilities to purchase chemical ingredients, or feedstocks, to produce our products. The initial terms of the agreements vary from three to ten years. Some of the agreements can be extended at our option. Products we purchase from Shell include phenol and acetone, acetylene, propylene, and various solvents. We also provide waste-stream propylene to Shell from our Norco facility under a twenty year contract.

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

U.S. Human Resources Agreement

Non-represented Employees. Pursuant to the U. S. human resources agreement with Shell and RPP Inc., Shell will indemnify RPP Inc. against any losses arising out of certain claims by employees of Shell's resins business in the U. S. which were not represented by a labor union that relate to their employment with or termination of employment by Shell. RPP Inc. will indemnify Shell against any losses arising out of claims by non-represented employees that arise prior to, on or after November 30, 2000 and relate to their termination of employment from Shell as a result of RPP Inc.'s failure to comply with applicable law in its employment offer and selection process and any losses arising out of claims by transferred non-represented employees that arise after the closing date and that relate to their employment with or termination by RPP Inc. This agreement expired on November 2002.

Represented Employees.    With respect to represented employees, RPP Inc. has adopted, and will be the successor to Shell's obligations under, the collective bargaining agreements at the Deer Park and Norco facilities and the Deer Park Resins Divestiture Settlement Agreement and accompanying Letters of Agreement. RPP Inc. will indemnify Shell for any loses arising out of RPP Inc.'s failure to perform its obligations under any collective bargaining agreement on and after November 30, 2000. Shell will indemnify RPP Inc. for losses arising out of Shell's failure to perform under the collective bargaining agreements and for certain other losses relating to represented employees. This agreement expired on November 2002.

Non-U.S. Human Resources Agreement.    Pursuant to the Non-U.S. human resources agreement with Shell, RPP Inc. has agreed to fulfill all Shell's obligations under any local agreements or arrangements with the staff councils and any other relevant employee representatives in connection with the recapitalization. RPP Inc. has also agreed to offer employment to each expatriate non-U.S. employee and, if such employee elects to accept employment, RPP Inc. will maintain such employee's pay and benefits package. With respect to the non-U.S. employees who were previously employed by Shell or its affiliates but have become employees of RPP Inc., RPP Inc. has agreed to, among other things:

  provide each such employee with a severance package if no reasonably comparable position is available with RPP Inc. or if such employee is terminated for any reason (except cause) on or prior to November 14, 2003; and

  either maintain the value of the total pay and benefits package for all such employees or provide transitional payments to all such employees in order to compensate them in full for any difference in value between the old and new packages.

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

Interim Labor Services Agreements

As part of the recapitalization, we entered into two interim labor services agreements dated as of November 1, 2000, one for our Deer Park facility and the other for our Norco facility, pursuant to which Shell, upon our request, will provide us with qualified operators and maintenance personnel at these facilities. Certain of Shell's epoxy resin employees at the Deer Park and Norco facilities in the United States who are represented by labor unions had the right, and have exercised such right, to remain with Shell upon consummation of the recapitalization. Shell has agreed to provide these employees (43 at Deer Park and 10 at Norco) to us pursuant to the interim labor services agreements for a period of up to two years from November 14, 2000. We will pay Shell the amount due for actual hours of service provided at the actual labor rates incurred in the relevant facility during the month the service was provided. Shell will provide interim labor services for a period of up to two years from November 14, 2000; provided, however, that if Shell ceases operations at the Deer Park or Norco facilities, Shell may terminate the applicable interim labor services agreement on one year advance notice to us. Subsequent to December 31, 2002, the interim labor services agreement was terminated.

Environmental Agreements

Shell and we entered into two environmental agreements dated as of November 1, 2000, one for our U.S. business and one for our non-U.S. business, setting forth Shell's indemnification obligations with respect to health, safety and environmental matters. Except as disclosed below, Shell will generally remain liable for environmental conditions that occurred or existed before November 14, 2000. The indemnity extends to damages associated with third-party claims (including those by a governmental entity) for (1) exposure or injury to persons or third-party property caused by hazardous substances at our property, off-site disposal locations and pre-close toll manufacturing facilities; (2) the transportation, treatment, storage, handling or disposal of hazardous materials at off-site locations, our property and pre-close toll manufacturing facilities; and (3) the remediation of contamination at or migrating from our property and pre-close toll manufacturing facilities. Claims relating to any of the above matters are subject to an aggregate deductible of $1.0 million, which has been satisfied.

Special provision is also made for existing groundwater contamination at and migrating from the facility in Lakeland, Florida, which is currently subject to a consent order issued by the Florida Department of Environmental Protection. Indemnity claims for site contamination issues at the Lakeland facility, which relate to the consent order and any amendments thereto, are not subject to any deductible, nor are they limited in time or amount.

Shell also will indemnify us for environmental damages relating to: site contamination issues at (a) the Lakeland, Florida facility (except as disclosed below) which are not the subject of the consent order and (b) the facility in Barbastro. Claims for these matters are limited to $10.0 million in the aggregate, are subject to the $1.0 million deductible and must be asserted within five years of November 14, 2000.

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

In addition to those noted above, the environmental agreements impose some limitations on Shell's indemnification obligations, the primary of which include the following:

-	we are not entitled to seek indemnity for environmental damages that result from or are increased by any material change in use of certain sites;
-

we have certain restrictions on performing sub-surface investigations at the properties after November 14, 2003 (except that those restrictions apply to the Pernis facility as of November 14, 2000); and

-

Shell has no obligation for most environmental damages if such damages result from or are increased by a post-closing requirement of any permit or environmental law or any environmental laws or changes to applicable standards that come into force after November 14, 2000. This limitation applies only to

-	site contamination issues at the Lakeland facility (other than known Lakeland site contamination issues) and
-	site contamination issues at the Barbastro facility.

RPP Inc., in turn, has agreed to indemnify and hold Shell harmless for environmental damages that result from any environmental condition that arises on or after November 14, 2000, unless Shell has agreed to assume responsibility for the matter under the terms of the environmental agreements.

In November 2002, Shell and we amended each of the U.S. and non-U.S. environmental agreements. Pursuant to the amendments, we and Shell agreed to mutually release each other from certain of the indemnity and other obligations contained in the environmental agreements entered into in November 2000. Specifically, we have released Shell from its obligation to indemnify us for damages associated with third party claims (including those by a governmental entity) for (a) compliance issues specifically identified in the November 2000 environmental agreements and (b) general non-compliance with respect to environmental, health and safety laws in effect as of November 14, 2000. In turn, Shell agreed to release us from any obligations that we had to Shell for the above matters. As consideration for entering into the amendments, we received a total payment in November 2002 of approximately $13.9 million from Shell.

On December 17, 2002, Shell and we amended the U.S. environmental agreement. Pursuant to the amendment, we and Shell agreed to mutually release each other from certain of the indemnity and other obligations contained in the U.S. environmental agreement entered into in November 2000. Specifically, we have released Shell from its obligation to indemnify us for damages related solely to the portion of the Lakeland facility that we sold on December 20, 2002. In turn, Shell delivered to us a quitclaim deed which provided a conveyance of Shell's mineral rights reservation and access easement with respect to the portion of the Lakeland facility that we sold.

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

Shell will provide the services for a period up until November 1, 2004. However, we may terminate the provision of any particular service on thirty (30) days notice to Shell. On November 1, 2001, we informed Shell that we will not require Shell to continue to provide the services for the full four year term. During the latter part of 2001, a comprehensive information technology project was approved and initiated. The project was completed in 2002 and cost approximately $38 million.

The aggregate cost to us for the provision of the services under the interim agreements for information technology services will be no more than $13.7 million per year, subject to increases in the third and fourth years of the term based on changes to the producer price index. The costs will be increased for additional services requested by us. In addition, if Shell is able to generate certain cost savings, they will be passed along to us. We expect this annual cost to diminish as we transition to our own systems in 2003.

Interim Services Agreement

As part of the recapitalization, we entered into an interim services agreement dated as of November 1, 2000, pursuant to which Shell provided us with the same level of office services, building and plant maintenance and other services as in effect during the six month period prior to November 2000. Shell agreed to provide services for terms ranging from six months to two years, unless we terminated them on 90 days advance written notice. In addition, we and Shell agreed to indemnify each other for certain losses. The interim services agreement expired by its terms on November 1, 2002.

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

Item 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management is aware that certain internal controls did not operate as intended in 2002. Management has taken steps to ensure internal controls operate as designed including: additional training (or re-training where necessary) of our personnel and additional control procedures. Management believes that the corrective actions taken, and the additional procedures performed as described above, provide us with reasonable assurance that the identified controls that did not operate as intended have not limited the effectiveness of out disclosure controls and procedures.

Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to us during the period when our periodic reports are being prepared. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements:
		Page
Resolution Performance Products LLC

Consolidated and Combined Financial Statements

As of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002

Report of PricewaterhouseCoopers LLP, Independent Accountants;		72

Independent Auditors' Report of KPMG Accountants N.V.;		73

Consolidated and Combined Balance Sheets as of December 31, 2002 and 2001;		74

Consolidated and Combined Statements of Income for each of the three years in the period ended December 31, 2002:		75

Consolidated and Combined Statements of Owner's Deficit for each of the three years in the period ended December 31, 2002;		76

Consolidated and Combined Statements of Cash Flows for each of the three years in the period ended December 31, 2002;		77

Notes to Consolidated and Combined Financial Statements;		78

(a)(2)	Financial Statement Schedule:

	Schedule II-Valuation and Qualifying Accounts and Reserves	105

(a)(3)	Exhibits:
2.1

Amended and Restated Master Sale Agreement (US) dated as of November 14, 2000 among Shell Oil Company, Resin Acquisition, LLC and Resolution Performance Products Inc. (incorporated by reference to Exhibit 2.1 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

2.2

Amended and Restated SPNV Resins Sale Agreement dated as of November 14, 2000 between Shell Oil Company and Resolution Performance Products Inc. (incorporated by reference to Exhibit 2.2 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

2.3

Assignment and Assumption Agreement dated November 13, 2000 between Resolution Performance Products Inc. and Resolution Performance Products LLC (incorporated by reference to Exhibit 2.3 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

2.4

Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and RPP Holdings LLC (incorporated by reference to Exhibit 2.4 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

3.1

Certificate of Formation of Resolution Performance Products LLC filed on May 10, 1999 (incorporated by reference to Exhibit 3.1 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

3.2

Certificate of Amendment to Certificate of Formation of Resolution Performance Products LLC filed on November 14, 2000 (incorporated by reference to Exhibit 3.2 to the Registrants' Registration Statement on Form S-4 (File No. 333-57170))

3.3

Amended and Restated Limited Liability Company Agreement of Resolution Performance Products LLC dated as of November 14, 2000 (incorporated by reference to Exhibit 3.3 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

3.4

Bylaws of Resolution Performance Products LLC dated as of November 14, 2000 (incorporated by reference to Exhibit 3.4 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

3.5

Certificate of Incorporation of RPP Capital Corporation dated as of October 23, 2000 (incorporated by reference to Exhibit 3.5 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

3.6

Amended and Restated Bylaws of RPP Capital Corporation dated as of November 14, 2000 (incorporated by reference to Exhibit 3.6 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

4.1

Indenture, dated as of November 14, 2000, among Resolution Performance Products LLC, RPP Capital Corporation and United States Trust Company of New York (incorporated by reference to Exhibit 4.1 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

4.2	Form of Exchange Note (included as Exhibit B to Exhibit 4.1)

4.3

Registration Rights Agreement, dated as of November 14, 2000 among Resolution Performance Products LLC, RPP Capital Corporation, RPP Holdings LLC, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

4.4

Registration Rights Agreement, dated as of November 14, 2001, among Resolution Performance Products LLC, RPP Capital Corporation, Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Inc., J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.4 to the Registrants' Registration Statement on Form S-4 dated December 14, 2001 (File No. 333-75172))

4.5

Registration Rights Agreement dated December 18, 2002 among Resolution Performance Products LLC, RPP Capital Corporation, Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit No.4.5 to the Registrant's Registration Statement on Form S-4 dated January 14, 2003 (File No. 333-102505))

10.1

Credit Agreement dated as of November 14, 2000 among Resolution Performance Products Inc., Resolution Performance Products LLC, RPP Capital Corporation, Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.), the various lender parties thereto, Salomon Smith Barney Inc., as Syndication Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent, and Morgan Stanley Senior Funding Inc., as Administrative Agent, Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.2

First Amendment to Credit Agreement dated November 6, 2001 (incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K dated November 7, 2001 (Commission File No. 333-57170))

10.3

Employment Agreement dated as of November 14, 2000 between Resolution Performance Products LLC and Marvin O. Schlanger (incorporated by reference to Exhibit 10.2 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.4	Secured Promissory Note dated as of November 14, 2000 entered into by David T. Preston in favor of Resolution Performance Products LLC (incorporated by reference to Exhibit 10.3 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.5

Pledge Agreement dated as of November 14, 2000 between Resolution Performance Products LLC and David T. Preston (incorporated by reference to Exhibit 10.4 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.6

Secured Promissory Note dated as of November 14, 2000 entered into by Wouter W. Jongepier in favor of Resolution Performance Products LLC (incorporated by reference to Exhibit 10.5 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.7

Pledge Agreement dated as of November 14, 2000 between Resolution Performance Products LLC and Wouter W. Jongepier (incorporated by reference to Exhibit 10.6 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.8

Secured Promissory Note dated as of November 14, 2000 entered into by Dany Subrata in favor of Resolution Performance Products LLC (incorporated by reference to Exhibit 10.7 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.9

Pledge Agreement dated as of November 14, 2000 between Resolution Performance Products LLC and Dany Subrata (incorporated by reference to Exhibit 10.8 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.10

Secured Promissory Note dated as of March 7, 2001 entered into by J. Travis Spoede Trust (Dated 03/26/99) in favor of Resolution Performance Products LLC (incorporated by reference to Exhibit 10.9 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.11

Pledge Agreement dated as of March 7, 2001 among Resolution Performance Products LLC,
J. Travis Spoede and the J. Travis Spoede Trust (Dated 03/26/99) (incorporated by reference to Exhibit 10.10 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.12

Employment Agreement dated July 16, 2001 between Resolution Performance Product LLC and Jeffrey M. Nodland (incorporated by reference to Exhibit 10.1 to the Registrants' Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.13

Secured Promissory Note dated August 10, 2001 from Jeffrey M. Nodland to Resolution Performance Product LLC (incorporated by reference to Exhibit 10.2 to the Registrants' Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.14

Pledge Agreement dated August 10, 2001 between Jeffrey M. Nodland and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.3 to the Registrants' Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.15

Secured Promissory Note dated June 18, 2001 from Mark S. Antonvich to Resolution Performance Products LLC (incorporated by reference to Exhibit 10.4 to the Registrants' Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.16

Pledge Agreement dated June 18, 2001 between Mark S. Antonvich to Resolution Performance Products LLC (incorporated by reference to Exhibit 10.5 to the Registrants' Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.17

Environmental Agreement dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.11 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.18

Environmental Agreement dated as of November 1, 2000 between Shell Petroleum N.V. and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.12 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.19

Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.13 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.20

Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V (incorporated by reference to Exhibit 10.14 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170)).

10.21

Interim Agreement for Information Technology Services (US Business) dated as of November 1, 2000 among Shell Chemical Company, Shell Services International Inc. and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.15 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.22

Interim Agreement for Information Technology Services (Non-US) dated as of November 1, 2000 among Shell Chemicals Limited, Shell International B.V. and Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) (incorporated by reference to Exhibit 10.16 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.23

Indemnity and Contribution Agreement dated as of November 14, 2000 among Resolution Performance Products LLC and the indemnified parties listed therein (incorporated by reference to Exhibit 10.17 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.24

Management Consulting Agreement dated as of November 14, 2000 among Resolution Performance Products LLC and Apollo Management IV, L.P. (incorporated by reference to Exhibit 10.18 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.25

First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.19 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.26

First Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.20 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.27

First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V. (incorporated by reference to Exhibit 10.21 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.28

First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V. (incorporated by reference to Exhibit 10.22 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.29

Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.23 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.30

Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.24 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.31

Amended and Restated Agreement of Sub-Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V. (incorporated by reference to Exhibit 10.25 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.32

Resolution Performance Products Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.33

Resolution Performance Products Inc. 2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.34	Restricted Unit Plan (incorporated by reference to Exhibit 10.28 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.35

Separation Agreement dated as of March 9, 2001 between Resolution Performance Products Inc., Resolution Performance Products LLC and David T. Preston (incorporated by reference to Exhibit 10.29 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.36

Amendment No. 1 dated March 15, 2002 to the Management Consulting Agreement dated November 14, 2000 between Resolution Performance Products LLC, a Delaware corporation, and Apollo Management IV, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002 (File No. 333-75172))

10.37

First Amendment dated March 15, 2002 to the Employment Agreement dated November 14, 2000 between Resolution Performance Products LLC, a Delaware corporation and Marvin O. Schlanger (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002 (File No. 333-75172))

10.38

Second Amendment dated June 30, 2002 to the Credit Agreement dated November 6, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 (File No. 333-75172-01))

10.39

Third Amendment dated December 2, 2002 to the Credit Agreement dated November 6, 2001 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 9, 2002 (File No. 333-75172))

10.40

Mutual Settlement and Release of Claims Agreement dated November 26, 2002 amending the Environmental Agreement dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC. (incorporated by reference to Exhibit No. 10.40 to the Registrant's Registration Statement on Form S-4 dated January 14, 2003 (File No. 333-102505))

10.41

Mutual Settlement and Release of Claims Agreement dated November 26, 2002 amending the Environmental Agreement dated as of November 1, 2000 between Shell Petroleum N.V. and Resolution Performance Products LLC. (incorporated by reference to Exhibit No. 10.41 to the Registrant's Registration Statement on Form S-4 dated January 14, 2003 (File No. 333-102505))

10.42

Release of Indemnity Agreement dated as of December 17, 2002 modifying the Environmental Agreement dated as of November 1, 2002 between Shell Oil Company and Resolution Performance Products LLC. (incorporated by reference to Exhibit No. 10.42 to the Registrant's Registration Statement on Form S-4 dated January 14, 2003 (File No. 333-102505))

10.43

Amendment No.2 dated as of January 1, 2003 to the Employment Agreement dated November 14, 2000 between Resolution Performance Products LLC, a Delaware corporation and Marvin O. Schlanger (incorporated by reference to Exhibit No. 10.44 to the Registrant's Amendment No. 1 to Registration Statement on Form S-4 dated February 12, 2003 (File No. 333-102505))

10.44

Amendment No.1 dated as of January 1, 2003 to the Employment Agreement dated July 16, 2001 between Resolution Performance Products LLC, a Delaware corporation and Jeffrey M. Nodland (incorporated by reference to Exhibit No. 10.45 to the Registrant's Amendment No. 1 to Registration Statement on Form S-4 dated February 12, 2003 (File No. 333-102505))

10.45

Amendment No.2 dated as of January 1, 2003 to the Management Consulting Agreement dated November 14, 2000, as amended, between Resolution Performance Products LLC, a Delaware corporation, and Apollo Management IV, L.P., a Delaware limited partnership (incorporated by reference to Exhibit No. 10.43 to the Registrant's Amendment No. 1 to Registration Statement on Form S-4 dated February 12, 2003 (File No. 333-102505))

10.46	Employment Agreement dated May 7, 2001 between Resolution Performance Products LLC, and Mark S. Antonvich.

10.47	Amendment No. 1 dated February 17, 2003 to the Employment Agreement dated May 7, 2001 between Resolution Performance Products LLC and Mark S. Antonvich.

10.48	Amendment No.3 dated February 17, 2003 to the Employment Agreement dated November 14, 2000, as amended, between Resolution Performance Products LLC and Marvin O. Schlanger.

10.49	Amendment No.2 dated February 17, 2003 to the Employment Agreement dated July 16, 2001, as amended, between Resolution Performance Products LLC and Jeffrey M. Nodland.

10.50

Amendment No.3 dated February 17, 2003 to the Management Consulting Agreement dated November 14, 2000, as amended, between Resolution Performance Products LLC and Apollo Management IV, L.P., a Delaware limited partnership.

10.51	Amendment No.1 dated October 15, 2002 to the Phenol Supply Agreement between Shell Chemical LP d/b/a Shell Chemical Company, a Delaware limited partnership and Resolution Performance Products LLC, a Delaware corporation.

21.1	Subsidiaries of the Registrants (incorporated by reference to Exhibit 21.1 to the Registrants' Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

(b)	Reports on Form 8-K

On December 13, 2002, the Registrants filed a Current Report on Form 8-K to disclose the private placement offering of an additional $53 million of 13 1/2% senior subordinated notes due 2010 and credit agreement amendment under "Item 5. Other Events", and submitted certain other disclosures under "Item a. Regulation FD Disclosure".

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2003.

Resolution Performance Products LLC

/s/ Marvin O. Schlanger

By:

Marvin O. Schlanger

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 25, 2003

/s/ Marvin O. Schlanger

By:

Marvin O. Schlanger

Chairman and Chief Executive Officer

(principal executive officer)

/s/ Jeffrey M. Nodland

By:

Jeffrey M. Nodland

President and Chief Operating Officer

/s/ J. Travis Spoede

By:

J. Travis Spoede

Executive Vice President, Chief Financial Officer and Secretary

(principal financial and accounting officer)

/s/ Joel A. Asen

By:

Joel A. Asen

Manager

/s/ Laurence M. Berg

By:

Laurence M. Berg

Manager

/s/ Peter P. Copses

By:

Peter P. Copses

Manager

/s/ Joshua J. Harris

By:

Joshua J. Harris

Manager

/s/ Scott M. Kleinman

By:

Scott M. Kleinman

Manager

/s/ Heinn F. Tomfohrde, III

By:

Heinn F. Tomfohrde, III

Manager

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2003.

                            RPP Capital Corporation

/s/ Marvin O. Schlanger

By:

Marvin O. Schlanger

Chairman and Chief Executive Officer

                                                                                                                                                                                                                        (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 25, 2003

/s/ Marvin O. Schlanger

By:

Marvin O. Schlanger

Chairman and Chief Executive Officer

                                                                                                                                                                                                                        (principal executive officer)

/s/ Jeffrey M. Nodland

By:

Jeffrey M. Nodland

President and Chief Operating Officer

/s/ J. Travis Spoede

By:

J. Travis Spoede

Executive Vice President, Chief Financial Officer and Secretary

                                                                                                                                                                                                          (principal financial and accounting officer)

/s/ Joshua J. Harris

By:

Joshua J. Harris

Director

/s/ Scott M. Kleinman

By:

Scott M. Kleinman

Director

CERTIFICATIONS

I, J. Travis Spoede, Chief Financial Officer, certify that

1. I have reviewed this annual report on Form 10-K of Resolution Performance Products LLC and RPP Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants' as of, and for, the periods presented in this annual report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

By/s/ J. Travis Spoede

J. Travis Spoede, Chief Financial Officer

I, Marvin O. Schlanger, Chief Executive Officer, certify that

1. I have reviewed this annual report on Form 10-K of Resolution Performance Products LLC and RPP Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants' and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

By/s/ Marvin O. Schlanger

Marvin O. Schlanger, Chief Executive Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering Registrant's last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders covering the 2002 fiscal year or will be sent to security holders subsequent to the filing of this report.

Report of Independent Accountants

To the Board of Managers and Owner of

Resolution Performance Products LLC

In our opinion, based on our audits and the reports of other auditors, the accompanying consolidated and combined balance sheets and the related consolidated and combined statements of income, owner's equity (deficit) and cash flows present fairly, in all material respects, the financial position of Resolution Performance Products LLC and its predecessor, the Shell Chemicals' Resins Business (the Resins Business) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) on page 105, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated and combined financial statements. These financial statements and financial statement schedule are the responsibility of Resolution Performance Products LLC management and management of the Resins Business; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of the Resins Business's manufacturing and marketing operations in The Netherlands, for any period prior to July 1, 2000. The Resins Business's manufacturing and marketing operations in The Netherlands had total revenues of $173 million for the six months ended June 30, 2000. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for those operations, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

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

March 14, 2003

Back to Index

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

Rotterdam, The Netherlands, 15 September 2000

(except for Note 10.5 which is as of 27 October 2000)

/s/ KPMG ACCOUNTANTS NV

Back to Index

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED AND COMBINED BALANCE SHEETS

December 31, 2002 and 2001

(In millions of U.S. Dollars)

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 4	$ 6
Receivables, less allowance for doubtful accounts of $2 and $3, respectively	105	110
Due from related parties	3	4
Prepaid assets	10	11
Inventories, less allowance for inventory obsolescence of $1 and $3, respectively	145	129
Taxes receivable	9	17
Deferred income taxes	5	2
Total current assets	281	279

Property, plant and equipment, at cost, less accumulated depreciation	441	395
Intangible assets, at cost, less accumulated amortization	19	19
Investments in equity affiliates	11	7
Deferred income taxes	41	34
Total assets	$793	$ 734

Liabilities and Owner's Deficit
Current liabilities:
Accounts payable-trade	$ 156	$ 96
Other payables and accruals	17	36
Deferred credit	5	-
Due to related parties	1	1
Taxes payable	2	2
Deferred income taxes	-	1
Current portion of long-term debt	1	-
Total current liabilities	182	136

Capital lease obligation	2	1
Interest rate swap obligation	-	5
Deferred revenue	5	-
Deferred income taxes	66	60
Pensions and other retirement plan obligations	22	31
Long-term debt	565	575
Total liabilities	842	808
Commitments and contingencies (Notes 12 and 13)	-	-
Owner's deficit:
Member Interest-
1,000,000 units authorized, 1,000,000 units issued	102	101
Accumulated deficit	(80)	(73)
Accumulated other comprehensive loss	(71)	(102)
Total owner's deficit	(49)	(74)
Total liabilities and owner's deficit	$793	$734

The accompanying notes are an integral part of these financial statements.

Back to Index

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

Years Ended December 31, 2002, 2001 and 2000

(In millions of U.S. Dollars)

	2002	2001	2000
Revenues	$738	$863	$ 949
Other revenues	2	-	-
Total	740	863	949

Cost and Expenses:
Purchase and variable product costs	438	483	579
Operating expenses	122	152	166
Selling, general and administrative	58	60	54
Depreciation and amortization	36	34	34
Research and development	20	25	26
Restructuring charges	6	-	-
Special charges	8	15	49
Total	688	769	908

Operating income	52	94	41

Income from equity investment	1	-	3
Interest expense, net	65	68	9

Income (loss) before income taxes	(12)	26	35
Income tax expense (benefit)	(5)	11	16

Net income (loss)	$ (7)	$ 15	$ 19

The accompanying notes are an integral part of these financial statements.

Back to Index

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED AND COMBINED STATEMENTS OF

OWNER'S EQUITY (DEFICIT)

Years Ended December 31, 2001, 2000 and 1999

(In millions of U.S. Dollars (except for units))

				Accumulated
		Predecessor		Other
	Member	Owners	Retained	Comprehensive		Comprehensive
	Interest	Investment	Earnings	Loss	Total	Income
Balance, January 1, 2000	$ -	$ 636	$ -	$ (72)	$ 564
Net cash distributions to owners		(61)			(61)
Tax effect of transaction among owners		4			4
Net income for the period January 1 to
October 31, 2000		47			47	$ 47
Recapitalization through the reissuance
of 1,000,000 member units	626	(626)			-
Capital contribution	200				200
Distribution to parent after recapitalization	(826)		(59)		(885)
Tax effect of Section 338(h)(10) election	112				112
Net loss for the period November 1 to
December 31, 2000			(28)		(28)	(28)
Foreign currency translation, net of tax				(19)	(19)	(19)
Comprehensive income						$ -
Balance, December 31, 2000	$ 112	$ -	$ (87)	$ (91)	$ (66)
Net income			15		15	$ 15
Dividend			(1)		(1)
Capital Contributions	20				20
Tax effect of Section 338(h)(10) election	(31)				(31)
Currency translation loss, net of tax				(4)	(4)	(4)
Interest rate swap, net of tax				(7)	(7)	(7)
Comprehensive income						$ 4
Balance, December 31, 2001	$ 101	$ -	$ (73)	$ (102)	$ (74)
Net loss			(7)		(7)	(7)
Capital Contribution	1				1
Currency translation gain, net of tax				25	25	25
Interest rate swap, net of $2 million tax				6	6	6
Comprehensive income						$ 24
Balance, December 31, 2002	$ 102	$ -	$ (80)	$ (71)	$ (49)

The accompanying notes are an integral part of these financial statements.

Back to Index

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

(In millions of U.S. Dollars)

		2002	2001	2000
Cash flows provided by (used for) operating activities:
Net income (loss)		$ (7)	$ 15	$ 19
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		36	34	34
Amortization of deferred finance costs		2	3	-
Gain on sale of assets		(1)	(1)	(2)
Equity earnings in affiliates		(1)	-	(3)
Deferred income taxes		(8)	(1)	(11)
Deferred revenue		5
Pensions and other retirement plans obligations		(8)	5	12
Changes in operating assets and liabilities:
Receivables, net		14	36	(21)
Due from and owing to related parties		1	-	2
Prepaid assets		1	(5)	(6)
Inventories		(7)	18	9
Taxes receivable		8	-	-
Taxes payable		1	2	-
Deferred credit		5	-	-
Payables and accruals		28	(11)	93
Net cash provided by operating activities		69	95	126
Cash flows provided by (used for) investing activities:
Capital expenditures		(48)	(24)	(18)
Purchase of Elenac		-	-	(6)
Purchase of France subsidiary		-	(1)	-
Proceeds from asset disposals		2	1	2
Distributions from equity affiliates		1	1	5
Net cash used for provided by investing activities		(45)	(23)	(17)
Cash flows provided by (used for) financing activities:
Net cash distributions to owner		-	-	(61)
Purchase of owner's investment		-	-	(870)
Proceeds from long-term debt		223	252	701
Payments of long-term debt		(247)	(353)	(28)
Deferred finance costs		(3)	(3)	(17)
Capital contributions		1	19	185
Net cash used for financing activities		(26)	(85)	(90)
Net (decrease) increase in cash and cash equivalents		(2)	(13)	19
Cash and cash equivalents at beginning of year		6	19	-
Cash and cash equivalents at end of year		$ 4	$ 6	$ 19

Supplemental disclosures of cash flow information:
Capital lease obligation incurred		$ 2	$ 1	-
Trade notes payable incurred		$ 4	-	-
Cash paid during the period for interest expense		$ 60	$ 71	$ 4
Cash paid (refunded) during the period for income taxes	(	$ 10)	$ 12	-

The accompanying notes are an integral part of these financial statements.

Back to Index

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

On November 14, 2000, with an effective date of November 1, 2000, RPP LLC acquired the Resins Business from Shell. On the same dates, simultaneous with the above acquisition, RPPI was acquired by RPP Holdings LLC, an affiliate of Apollo Management IV, LP ("Apollo") in a recapitalization transaction. (See Note 15).

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

2. Significant Accounting Policies

Principles of Consolidation and Combination

The accompanying Consolidated Financial Statements include the accounts of RPP LLC and its subsidiaries subsequent to October 31, 2000. The Combined Financial Statements include the accounts of the Resin Business of Shell prior to November 1, 2000. Corporate joint ventures are accounted for using the equity method. All significant inter-company transactions and accounts have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less at the date of acquisition. Cash and cash equivalents include restricted cash of $0 at December 31, 2002 and $0.6 million at December 31, 2001.

Inventories

Inventories primarily include product, materials and supplies. The inventories are valued at the lower of cost or net realizable value. The Company uses the FIFO method to cost its inventories. (See Note 4)

Inventory exchange transactions, which involve homogeneous commodities in the same line of business and do not involve the payment or receipt of cash, are not accounted for as a purchase or a sale. Any resulting volumetric exchange balances are accounted for as part of accrued liabilities or receivables and are valued using the FIFO method used to cost inventories. As of December 31, 2002 and 2001, inventory exchange balances were zero and $1 million. The $1 million inventory exchange balance in 2001 was included in accrued liabilities.

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

Intangible Assets

Intangible assets consist primarily of patents, which are being amortized on a straight-line basis over periods ranging from 6 to 17 years and other intangibles related to deferred financing costs. Deferred financing costs are being amortized over 5 to 10 year financing terms and the amortization is recorded as interest expense.

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

Revenue Recognition

Revenues associated with sales of chemical products are recorded when title passes to the customer. Title generally passes to our customer on a FOB shipping point basis. Provisions for discounts and rebates to customers, and returns are provided for in the same period the related sales are recorded. Sales of by-products generated during the manufacturing process, primarily hydrochloric acid are included as a reduction to purchases and variable costs.

Research and Development Costs

Internal research and development costs are expensed as incurred unless they have alternative future uses.

Income Taxes

The Company is organized as a limited liability company and is not subject to U. S. income tax. Income tax information presented in the consolidated and combined financial statements includes U. S. income taxes attributed to the Company's operations that are the responsibility of the Company's sole-owner, RPPI.

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

Stock-Based Compensation

RPPI grants stock options to employees of the Company for a fixed number of shares with an exercise price no less than the fair value of the shares at the date of grant. RPPI accounts for such stock option grants in accordance with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which permits the measurement of compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and we have elected to follow APB 25. APB 25 prescribes the "intrinsic value based method" and requires pro forma disclosure of net income as if the "fair value based method" was used. We have determined that our pro forma compensation expense for 2002, 2001 and 2000 was $0 under the fair value method of FAS 123 using the Black Scholes Option pricing model. The Black Scholes option pricing model was used with the following weighted-average assumptions issued in each year.

Assumptions:

	2002	2001	2000
Estimated fair value per share of options*	$145	$310	$100
Risk-free interest rate	5.54%	5.28%	6.5%
Expected term	6 years	6 years	6 years
Volatility**	0%	0%	0%

* The estimated market value was calculated in-house by using reasonable and customary methods for determining market values when there is no established trading market.

**Assumed to be zero since RPPI is a private entity.

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

Foreign Currency Transactions

For the Company's operations outside the U.S., where the local currency is considered to be the functional currency, those operations are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities; the average exchange rate is utilized for each period for revenues, expenses, gains and losses and cash flows. The effects of translating such operations into U.S. dollars are included as a component of owner's equity (deficit). A substantial amount of assets and liabilities outside the United States are denominated in the Euro. The U. S. dollar to the Euro exchange rate was 0.954 and 1.13 at December 31, 2002 and 2001, respectively. The effects of remeasuring those operations where the U.S. dollar is used as the functional currency, and all related transaction gains and losses, are reflected in current earnings.

The Company may utilize forward exchange contracts to hedge foreign currency transaction exposures. Gains and losses on hedging contracts are deferred and included in the measurement of the related transaction. The Company did not enter into forward exchange contracts during 2002 and 2001.

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

Derivatives

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

As mentioned above, the Company entered into interest rate swap agreements related to the B term loan for notional amounts of $50 million, $75 million, $100 million, $25 million and $50 million that fix the LIBOR portion of our interest rates at 5.41%, 5.25%, 5.41%, 4.61% and 4.39%, respectively. The consolidated and combined statement of income for the year ended December 31, 2001 includes interest expense at the fixed rates stated above. The Company did not hedge interest rate cash flows in the prior year period. For the year ended December 31, 2001, the Company has recognized a net $7 million charge in comprehensive income relating to SFAS 133. This charge was due to the change in the fair value of the Company's interest rate swaps as a result of declining interest rates. In 2002, our remaining interest rate swap agreements expired or were terminated and we entered into an interest rate cap agreement for the notional amount of $150 million which was designated as a hedge. The cost of terminating the interest rate swap agreements was $1.5 million and this cost will be amortized as interest expense over the original life of those agreements. The interest rate cap agreement caps the floating rate at 3% and expires on February 28, 2004. The cost of the interest rate cap agreement was $183,750 and will be amortized over its term.

Recent Accounting Pronouncements

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

In August 2001, the FASB issued SFAS 143 (Accounting for Obligations associated with the Retirement of Long-Lived Assets). This statement requires the following: (a) an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value, (b) an entity recognize subsequent changes in the liability that result from the passage of time and revisions in either the timing or amount of estimated cash flows, and (c) upon initially recognizing a liability for an asset retirement obligation, an entity capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. Our adoption of SFAS 143 on January 1, 2003 did not have a material impact on our consolidated results of operations, cash flows or financial position.

In October 2001, the FASB issued SFAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The requirements of this statement provide that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The scope of discontinued operations will be expanded to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We do not typically dispose of significant assets that are used in the manufacturing operations and assets that are normally disposed of have a minimal net book value. Our adoption of SFAS 144 on January 1, 2002 did not have a material impact on our consolidated results of operations, cash flows or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. This Statement also contains other corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Our adoption of SFAS 145 on January 1, 2002 did not have a material impact on our consolidated results of operations, cash flows or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized after December 31, 2002.

 In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee, including the cases in which the entity does not receive separately identifiable consideration (i.e., a premium) for issuing the guarantee. This Interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. Management believes that we are not guarantor under FIN 45; therefore our adoption of this interpretation will not have a material effect on our consolidated results of operations, cash flows or financial position. In accordance with the provisions of FIN 45, we will recognize the fair value of guarantees issued after December 31, 2002.

In December 2002, the FASB issued SFAS 148 (Accounting for Stock-Based Compensation-Transition and Disclosure). This statement amends SFAS 132 (Accounting for Stock-Based Compensation). This statement provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair value method. In addition, entities will have to (1) make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148 will be effective for fiscal years ending after December 15, 2002. RPP Inc., our parent company, grants stock options to our employees for a fixed number of shares with an exercise price no less than the fair value of the shares at the date of grant. Our adoption of SFAS 148 on December 31, 2002 did not have a material impact on consolidated results of operations, cash flows or financial position of the Company. We will continue to account for such stock option grants in accordance with FASB 123, Accounting for Stock-Based Compensation, which permits the measurement of compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. Our current consolidated financial statements do not include VIEs.

Reclassifications

Certain reclassifications were made to prior year amounts in order to conform with the current year's presentation.

3. Transactions with Related and Certain Other Parties

Related Parties

The Company and its predecessor have entered into transactions with subsidiaries and affiliates of the Royal Dutch/Shell Group of Companies. All transactions were entered into in the ordinary course of business. Upon consummation of the recapitalization, Shell, while owning a 6.8% fully diluted ownership interest in RPPI, has no operational controls or board of director representation, and therefore is no longer considered a related party. Accordingly, 2002 related party amounts are primarily attributable to transactions with Japan Epoxy Resins (our 50% equity affiliate). The aggregate amounts of related party transactions were as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Revenues	$ 13	$ 19	$ 18
Cost and expenses:
Purchases and variable products costs	7	5	308
Operating expenses	-	-	85
Selling, general and administrative expenses	1	1	25
Research and development expenses	-	-	17

Revenues

Sales to related parties are derived largely from the sale of finished products. Amounts due from related parties were $3 million and $4 million at December 31, 2002 and 2001, respectively. Amounts due to related parties were $1 million at December 31, 2002 and 2001.

Costs and Expenses

The Company purchases a significant portion of its primary feedstocks from Shell. In instances where the Business's manufacturing facilities are operated as part of a larger Shell petrochemical and refining complex, Shell may also provide site services, utilities, materials, facilities and operatorship services. Research and development activities are performed largely by the Company's employees at Shell's technology centers in the United States and The Netherlands. In addition, Shell provided various corporate services (such as cash management, legal, marketing, benefit plans and other financial services) to the Resins Business.

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

On November 14, 2000, certain officers of the Company issued notes payable totaling $1 million to the Company to purchase stock of RPPI. As of December 31, 2002, the notes payable and accrued interest amounted to $1 million.

The Company entered into a management agreement, as amended, with Apollo for management consulting services. Under the agreement, Apollo shall advise the Company concerning such management matters that relate to proposed financial transactions, acquisitions and other senior management matters related to the business, administration and policies of the Company. As consideration, the Company paid Apollo an annual fee of $0.750 million and $1 million in 2002 and 2001, respectively

Effective January 1, 2003, the terms of the management consulting agreement were amended to waive payment of the annual management fee to Apollo during 2003; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 or 2004, our and our subsidiaries' consolidated earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, we shall pay to Apollo (i) the quarterly installments of the annual management fee for the remainder of 2003 and thereafter and (ii) 125% of the amount of the quarterly installments of the annual management fee which were waived during 2003.

The Company also paid approximately $7 million and $4 million related to certain freight costs to Quality Distribution, Inc., an affiliate of Apollo in 2002 and 2001, respectively.

The Company paid approximately $0.6 million during 2001 on behalf of RPP Inc. for legal and external audit services rendered in the ordinary course of business that have been recognized as a constructive cash dividend. In addition, RPPI made a capital contribution of approximately $1 million during 2002 and 2001 to us relating to pension costs.

Other Parties

Other parties include those parties that fall outside the definition of "related parties", but with whom the Company or its related parties have a relationship that enables the parties to negotiate terms of material transactions that may not be available from other more clearly independent parties on an arm's length basis. As indicated above, Shell is not considered a related party; however, in connection with the recapitalization transaction, we entered into numerous agreements, for example, to purchase feedstocks and to receive site services for: utilities, materials, facilities and operatorship services that are significant to our operations. See Note 13 for more details on our commitments surrounding certain agreements with Shell. At December 31, 2000, accounts payable and accounts receivable related to Shell were $39 million and $1 million, respectively. The Company expensed $63 million for the two months from the inception of the Transaction to December 31, 2000. During 2002 and 2001, the Company paid Shell $343 and $361 million for these various agreements and Shell paid us $16 million and $21 million for certain site services that we provided to Shell, respectively. At December 31, 2002 and 2001, accounts payable and accounts receivable related to Shell were $18 million and $23 million and $4 million and $3 million, respectively.

During 2002, we received total proceeds of $22 million from Shell under the environmental agreements through indemnity payments and as part of the November 2002 amendments, and we applied $17 million ($16 million for capital projects and $1 million for expense projects) to reduce capital expenditures and operating expenses. This resulted in a Deferred Credit balance of $5 million on the Consolidated Balance Sheets as of December 31, 2002. The remaining Deferred Credit balance will be applied to capital expenditures and operating expenses as the funds are spent in the future.

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

Total inventories, net of allowance for obsolescence at December 31, 2002 and 2001 were comprised of the following:

	2002	2001
Raw materials	$ 10	$ 11
Finished products	122	108
Materials and supplies	13	10
Total	$145	$129

5. Property, Plant and Equipment

Property, plant and equipment at December 31, 2002 and 2001 consist primarily of manufacturing assets as follows:

	2002	2001
Plant and equipment	$1,084	$ 994
Office buildings	33	32
Other assets	65	21
Total	$1,182	$1,047
Less: accumulated depreciation	(741)	(652)
Net property, plant and equipment	$ 441	$ 395

____________

During 2002 and 2001, the Company incurred approximately $26 million and $29 million for repairs and maintenance related to property, plant and equipment. Also in 2002 and 2001, the Company entered into capital lease agreements resulting in $3 million and $1 million of plant and equipment. Substantially all current and future assets are pledged as security under the Company's credit agreement.

6. Intangible Assets

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

Intangible assets consist of the following (in millions of U. S. dollars):

	December 31, 2002		December 31, 2001
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Patents and trademarks	$12	$11	$12	$10
Deferred finance costs	23	5	20	3
Total	$35	$16	$32	$13

Aggregate Amortization Expense:
For year ended December 31, 2002	$3

Estimated Amortization Expense:
For the year ended December 31, 2003	$3
For the year ended December 31, 2004	$3
For the year ended December 31, 2005	$3
For the year ended December 31, 2006	$3
For the year ended December 31, 2007	$2
Thereafter	$5

7. Investments in Equity Affiliates

Investments in affiliates, accounted for using the equity method, are as follows as of December 31, 2002 and 2001:

Joint venture	Country of incorporation	Percentage holding	2002	2001
Japan Epoxy Resins (formerly Yuka Shell Epoxy K.K.)	Japan	50%	$11	$7

8. Income Taxes

The income tax expense consists of the following:

	2002	2001	2000
U.S. and other income taxes:
Current income tax-U.S.	$ -	$ -	$12
Current income tax-outside U.S.	-	-	14
Deferred income tax-U.S.	1	10	(12)
Deferred income tax-outside U.S.	(6)	1	2
Total	$ (5)	$11	$16

Deferred income taxes are provided for the temporary differences between the book and tax basis of our assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows

	2002	2001
Deferred tax assets:
Tax loss carryforwards, net of $1 million valuation allowance	41	31
Other	$ 5	$ 5
Total deferred tax assets	46	36
Deferred tax liabilities:
Items associated with capitalized costs:
Depreciation and amortization	(66)	(60)
Other	-	(1)
Total deferred tax liabilities	(66)	(61)
Net deferred tax asset (liabilities)	$(20)	$(25)

Historically, our operations have been included in the tax returns submitted by various Shell operating companies. The tax amounts reflected in our historical results have been allocated based on the amounts expected to be paid or received from the various Shell operating companies filing tax returns in which our operations were included.

As part of the recapitalization transaction, the Company made a Section 338(h) (10) election for U. S. tax purposes for the year ended December 31, 2000. As a result, the tax basis of the U. S. assets was stepped-up to their fair value and a deferred tax asset of $112 million was recorded. The Company has reclassified amounts within Owner's Deficit for the year 2000 to give effect to this election.

During 2001, the tax effect of the Section 338(h) (10) election was adjusted by approximately $31 million relating to differences between tax and book basis in connection with the changes in the allocation of the purchase price. This adjustment was treated as a reduction of the Member Interest.

The corporate restructuring program (see Note 1) resulted in changes in the tax basis of certain of the Resins Business assets. Due to the related party nature of this restructuring, the changes in the deferred tax balances relating to these changes in the tax basis have been recorded through owner's equity.

Deferred tax assets and liabilities are recorded in the accompanying Consolidated and Combined Balance Sheet as follows:

	2002	2001
Current assets	$ 5	$ 2
Noncurrent assets	41	34
Current liabilities	-	(1)
Noncurrent liabilities	(66)	(60)
	$(20)	$(25)

Total income tax expense for the years 2002, 2001 and 2000 was equivalent to effective tax rates of 42%, 43% and 46%, respectively. Income before income taxes attributable to U.S. and non-U.S. operations was as follows:

	2002	2001	2000
U.S.	$ 9	$ 29	$ (5)
Non-U.S.	(21)	(3)	40
	$ (12)	$ 26	$ 35

Reconciliation of actual tax expense to the expected tax expense calculated at the U.S. Statutory rate (35%) is as follows:

	2002	2001	2000
Tax at 35%	$(4)	$9	$12
State taxes, net	-	1	(1)
Net effect of different tax rates in non-U.S. jurisdictions	2	2	2
Tax credits	(2)	-	-
Other	(1)	(1)	3
Total	$(5)	$11	$16

At December 31, 2002, we had net operating loss carryforwards for income tax purposes in various jurisdictions.  Of those carryforwards that are subject to expiration, they will expire, if unused over the years through 2022.  We anticipate taxable income in future years will allow us to fully utilize the carryforwards that have not had a valuation allowance placed against them.  We provided a valuation allowance due to the likelihood of not utilizing the net operating loss carryforwards in certain foreign tax jurisdictions.

9. Pension Plans, Other Post Retirement Benefits and 401(k) Plan

Effective December 1, 2000, the Company began providing defined pension and other post-retirement benefit plans ("OPEBs") to employees in the U.S. and internationally. The OPEBs primarily consist of retiree medical benefits. As of December 31, 2002 and 2001 approximately 511 and 504 employees in the U.S. and 369 and 385 employees internationally participate in these plans. The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans for the years ended December 31, 2002 and 2001:

	2002		2001
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in benefits obligation
Benefits obligation at beginning of year	$ 64	$ 17	$ 77	$ 20
Service cost	5	1	5	1
Interest cost	4	1	5	1
Actuarial (gain)loss	13	(8)	(7)	(5)
Plan amendments	(5)	(4)
Transfer adjustment*	-	-	(16)	-
Benefits obligation at end of year	$ 81	$ 7	$ 64	$ 17

Change in plan assets
Fair value of plan assets at beginning of year	$ 51	$ -	$ 70	$ -
Actual return on plan assets	8
Employer contributions	15
Transfer adjustment*	-	-	(19)	-
Fair value of plan assets at end of year	$ 74	$ -	$ 51	$ -
Funded status	(7)	(7)	(13)	(17)
Unrecognized net prior service cost	(4)	(4)
Unrecognized net actuarial loss(gain)	13	(13)	2	(3)
Accrued cost	$ 2	$ (24)	$ (11)	$ (20)

Discount rate**	3.5-6.75%	6.0-6.75%	3.5-7.25%	6.5-7.25%
Expected return on plan assets	8.0-9.0%	N/A	8.0-9.0%	N/A
Rate of compensation increase	2.0-4.00%	N/A	2.0-4.5%	N/A

Service cost	$ 5	$ -	$ 5	$ 1
Interest cost	4	1	5	1
Expected return on assets	(5)	-	(6)	-
Recognized net actuarial gain	-	(1)	-	-
Net periodic cost	$ 4	$ -	$ 4	$ 2

______

*The transfer adjustment relates to Shell employees that decided not to remain with RPP LLC's pension plans.

**The range of rates represents the applicable country's assumed rates.

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2002 was 9% trending down through 2008 and 4.5% thereafter. Increasing or decreasing the assumed health care cost trend rate by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2002 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

The fund pension and unfunded other retirement obligations had the following activity:
	2002	2001
Balance at beginning of year	$31	$27
Currency translation adjustment	2	(2)
Net periodic expense accrual	4	6
Cash contributions	(15)	-
Balance at end of year	$22	$31

During 2002, with respect to long-term employee benefit costs, key assumptions include the long-term rate of return on pension assets, the annual rate of inflation of health care costs, retiree life expectancies and the general interest rate environment. Due to a change in estimates in connection with our postretirement medical benefit obligation for our European region, we experienced a reduction in our unfunded obligation of approximately $11 million to be recognized over the expected life of the participants. Starting in 2002, we estimate that the $11 million benefit will reduce our postretirement expense over a 14 year amortization period or by approximately $0.8 million annually.

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

Effective December 1, 2000, the Company established a 401(k) plan as an additional retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions ranging from 1% to 60% subject to Internal Revenue Service limitation and 1% to 10%, respectively. Company contributions range from 3, 5 and 10 percent after completion of service of 2, 5 and 9 years, respectively. Company contributions amounted to $2 million for each of the years ended December 31, 2002 and 2001.

10. Long-term Debt

Long-term debt at December 31, 2002 and 2001 consisted of the following (in millions):

	2002	2001
Senior Subordinated Notes	$328	$275
Term Loan A	69	72
Term Loan B	155	225
US Revolver	6	-
Other	3	-
Total long-term debt	$561	$572
Net premium on senior subordinated notes	5	3
Less current portion of long-term debt	1	-
	$565	$575

In November 2000, RPP LLC and RPP Capital issued $200 million aggregate principal amount of 13 1/2% Senior Subordinated Notes due 2010 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. These notes were issued to bondholders at a discount of $3 million, and accordingly, we received gross proceeds of $197 million from the offering of these notes. In May 2001, RPP LLC and RPP Capital registered an identical series of notes with the Securities and Exchange Commission and completed an exchange of all of the unregistered $200 million of notes for the existing registered notes. On November 14, 2001, RPP LLC and RPP Capital issued $75 million aggregate principal amount of unregistered notes in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. The notes were issued to the bondholders at a premium of $5.1 million, plus accrued interest from May 15, 2001 and accordingly, we received gross proceeds of $85.1 million from the offering of the notes. In January 2002, RPP LLC and RPP Capital registered an identical series of notes with the Securities and Exchange Commission and subsequently completed an exchange of all of the $75 million of unregistered notes for the existing registered notes. On December 18, 2002, RPP LLC and RPP Capital issued $53 million aggregate principal amount of unregistered notes in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. The unregistered notes were issued to the bondholders at a premium of $3 million, plus accrued interest from November 15, 2002, and accordingly, we received gross proceeds of $56 million from the offering of the unregistered notes. In February 2003, RPP LLC and RPP Capital registered an identical series of notes with the Securities and Exchange Commission and completed an exchange offer for all of the $53 million of unregistered notes for the notes on March 21, 2003. The $328 million of existing notes may be redeemed in whole at any time or in part from time to time, on and after November 15, 2005, at the specified redemption prices set forth under the indenture.

The $328 million of notes are senior subordinated unsecured obligations ranking junior in right of payment to all of our existing and future senior debt and all liabilities of our subsidiaries that do not guarantee the notes. The proceeds from the issuance of the $200 million of notes in November 2000 were used to finance in part the recapitalization and related transaction costs and expenses. The net proceeds from the issuance of the $75 million of notes issued in November 2001 and the $53 million of notes issued in December 2002 were used to repay borrowings under the credit agreement. Interest on the notes is payable semi-annually in cash on each May 15 and November 15. The notes mature on November 15, 2010.

On November 14, 2000, RPP Inc., RPP LLC, RPP Capital and Resolution Nederland B.V. entered into a $600 million credit agreement with a syndicate of financial institutions, which has been modified by the amendments described below. The credit agreement provides for a six-year euro equivalent $100 million (at issuance) A term loan and an eight-year $350 million B term loan. Each term loan was fully drawn on November 14, 2000 and used to finance the recapitalization transactions, including certain related costs and expenses. In addition, the credit agreement provides for a six-year $150 million revolving credit facility that has been amended to $100 million as of December 5, 2002, the euro equivalent of which is also available, to be used for, among other things, working capital and general corporate purposes of ours and our subsidiaries, including without limitation, certain permitted acquisitions. The revolving credit facility also includes a sub-limit for letters of credit in an amount not to exceed $50 million. At December 31, 2002, we had $69 million outstanding under the term A loan, $155 million outstanding under the term B loan, $6 million outstanding under the revolving credit facility and $3 million in letters of credit. At December 31, 2002, we had additional borrowing capacity under the credit agreement of $91 million. During 2002, we borrowed $223 million and made payments of $247 million, of which $30 million were voluntary payments, under the credit agreement.

On November 5, 2001, we entered into an amendment to the credit agreement, which, among other things, permitted us to issue the $75 million notes so long as we prepaid the term loans with the proceeds there from. In addition, we amended our financial covenants by reducing the consolidated interest coverage ratio and increasing the adjusted total leverage ratio. The credit agreement was amended effective as of June 20, 2002 to modify, among other things, certain covenants related to indebtedness and dividends. The indebtedness covenant was modified to permit additional debt not to exceed $1.8 million issued pursuant to RPP Inc.'s restricted unit plan, plus debt in respect of regularly scheduled interest payments thereon. The dividend covenant was modified to allow dividends not to exceed $30 million to RPP Inc. to be used for the purchase of certain RPP Inc. paid-in-kind junior subordinated notes and common stock. The definition of the Applicable Margin as it applies to the term loan B was also restated to a lower percentage. We incurred approximately $1.0 million of finance charges that were expensed in connection with the June 2002 amendment. We entered into the third amendment dated as of December 2, 2002 to the credit agreement which, among other things, permitted us to issue the old notes so long as we prepay the term loans with the proceeds from this offering and which amended our financial covenants by further reducing the consolidated interest coverage ratio and further increasing the adjusted total leverage ratio and which reduced the size of the revolving credit facility from $150 million to $100 million, in each case, effective upon completion of the offering of the old notes. As of December 31, 2002, we were in compliance with each of our financial covenants under the credit agreement. In addition, the credit agreement is not subject to advance rates or a borrowing base limit on availability. Payment of borrowings under the credit agreement may be accelerated if an event of default occurs. Events of default under the credit agreement include our failure to pay principal or interest when due, a material breach of any representation or warranty, covenant defaults, events of bankruptcy and a change of control.

The credit agreement is secured by substantially all current and future assets of RPP LLC, including a pledge of 100% of the stock of our domestic subsidiaries and 66 2/3% of the stock of our foreign subsidiaries. Our borrowings and those of our subsidiaries under the credit agreement are guaranteed by RPP Inc. and borrowings by our indirect subsidiary, Resolution Europe B.V. (f/k/a Resolution Nederland B.V.), are also guaranteed by us. The credit agreement requires us to maintain certain minimum financial covenants including a minimum consolidated interest coverage ratio and a maximum adjusted total leverage ratio.

Borrowings that are maintained as dollar term loans or loans under the revolving credit facility denominated in dollars, accrue interest at either Citibank's prime lending base rate or the eurodollar rate plus, in each case, a margin ranging from 1.25% to 2.75%, which margin is dependent upon our leverage, as determined on a quarterly basis. Interest rates on the borrowings maintained as euro term loans or loans under the revolving credit facility denominated in euros, accrue interest at the euro rate plus associated costs plus, in each case, a margin ranging from 2.25% to 3.00% depending on our leverage, as determined on a quarterly basis.

Interest period elections generally range from one to six months, or to the extent available, nine or twelve months for eurodollar and euro rate loans. With respect to eurodollar loans and euro rate loans, interest is payable at the end of each interest period or, for interest periods longer than three months, at least every three months. During the year ended December 31, 2001, we entered into interest rate swap agreements related to the term loan B for notional amounts of $50 million, $75 million, $100 million, $25 million and $50 million. The interest rate swap agreements fix the LIBOR portion of our interest rates at 5.41%, 5.25%, 5.41%, 4.61% and 4.39%, respectively. In 2002, our remaining interest rate swap agreements expired or were terminated and we entered into an interest rate cap agreement for the notional amount of $150 million. The cost of terminating the interest rate swap agreements was $1.5 million and this cost will be amortized as interest expense over the original life of those agreements. The interest rate cap agreement caps the floating rate at 3% and expires on February 28, 2004. The cost of the interest rate cap agreement was $183,750 and will be amortized over its term.

With respect to base rate loans under the credit agreement, interest is payable quarterly on the last business day of each fiscal quarter. Calculation of all interest expense is based on the actual number of days elapsed in a year comprising 360 days. For each drawn letter of credit, we are required to pay a per annum fee equal to the spread over the eurodollar rate for the revolving credit facility, a fronting fee equal to  1/4 of 1% on the aggregate daily stated amount of each letter of credit, plus administrative charges. Additionally, we will pay a commitment fee ranging from 0.375% to 0.500% per annum, depending on our leverage ratio, which commitment fee is payable quarterly on the unused available portion of the revolving credit facility.

Term loan A under the credit agreement required quarterly principal reductions that began on March 31, 2001 and continuing through November 14, 2006. As a result of prepayments, no further mandatory payments are required until September 2004. As a result of the prepayments made on the term loan B, quarterly principal reductions are no longer required. The next scheduled principal payment related to term loan B is the entire outstanding amount payable at maturity on November 14, 2008. Also, we may be required to make mandatory additional principal reductions under the credit agreement if we have excess cash flow or if we sell assets, issue additional debt, issue preferred or common equity or receive insurance proceeds.

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of derivative and the effectiveness of the hedge. We do not enter into derivative instruments for trading purposes; however, interest rate swaps were entered into during 2001 in connection with the credit facility. In December 2002, we also entered into an interest rate cap agreement to replace the interest rate swap agreements which had expired or were terminated. We use interest rate swaps and the interest rate cap to protect against interest rate fluctuations on a portion of our floating rate exposure by fixing a portion of this exposure. By using the interest rate swaps and the interest rate cap to hedge interest rate cash flows, we are exposed to market risk; however market risk is managed through the setting and monitoring of parameters that limit the types and degree of market risk which are acceptable.

During 2002, we entered into unsecured trade notes, totaling $3.9 million that bear interest ranging from 6.75 to 8.18 percent, payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. As of December, 2002, $3.0 million of these unsecured trade notes was outstanding. Annual principal payments for other long-term debt will average approximately $1.3 million.

Current maturities of long-term debt, including the Senior Subordinated Notes, for the years ending December 31, are as follows (in millions):

2003	$ 1
2004	2
2005	3
2006	66
2007	-
Thereafter	494
$566

11. Obligations Under Capital Leases

During 2001, we entered into five to seven year leases for equipment at an aggregate annual rental of $0.3 million. The equipment has been capitalized at its fair market value of $1.2 million, which approximates the present value of the minimum lease payments. During 2002, we entered into a number of thirty-six month leases for equipment at an aggregate annual rental of $0.8 million. The equipment has been capitalized at its fair market value of $2.3 million, which approximates the present value of the minimum lease payments. We will continue to review entering into capital lease agreements as alternate sources of financing with favorable interest rates as opportunities arise. At December 31, 2002, total amounts outstanding under capital leases totaled $3 million.

Future minimum payments under capital leases with initial or remaining terms of one year or more are $1 million for each year in 2003, 2004 and 2005.

12. Contingencies and Other Matters

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

As of December 31, 2002 and 2001, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. We accrue for environmental liabilities when the liability is probable and the costs are reasonably estimable. This assessment is based on the lack of evidence of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

As mentioned above, the Company has substantial continuing financial commitments for compliance of environmental matters. During 2002 and 2001, the Company expended a total of $10 million and $3 million in related mandatory EHS capital projects not reimbursed by Shell. Also during 2002 and 2001, the Company expensed approximately $1 and $1 million of mandatory EHS costs not reimbursed by Shell. We expect a similar operating environmental commitment to continue in future years; however, the level of financial commitment may increase if the environmental laws and regulations become more stringent. During 2002, we received total proceeds of $22 million, in connection with indemnified environmental projects pursuant to the environmental agreements as amended and we applied $17 million ($16 million for capital projects and $1 million for expense projects) that reduced capital expenditures and operating expenses. This resulted in a Deferred Credit balance of $5 million on the Consolidated Balance Sheets as of December 31, 2002. The remaining Deferred Credit balance will be applied to capital expenditures and operating expenses as the funds are spent in the future.

13. Leases and Other Commitments

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2002:

Total
2003	$ 5
2004	5
2005	5
2006	5
2007 and thereafter	2
Total minimum lease payments	$ 22

Rental expense under operating leases was $6, $5 and $4 in 2002, 2001 and 2000, respectively.

14. Segment and Related Information

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

Selected financial data by geographic region are presented below:

			Asia
			Pacific
		Europe	and
		and	Middle
	U. S.	Africa	East	Elim's	Total
As of and for the year ended December 31, 2002:
Revenues from external customers	$367	$364	$9	$-	$740
Intersegment revenues*	19	142	4	(165)	-
Depreciation and amortization expense	24	12	-	-	36
Special charges	5	3	-	-	8
Total Costs**	298	381	9	-	688
Operating income	69	(17)	-	-	52
Total assets	462	329	2	-	793
Equity investments in and advances to unconsolidated subsidiaries	-	11	-	-	11
Expenditures for long-lived assets	39	9	-	-	48

As of and for the year ended December 31, 2001:
Revenues from external customers	$444	$399	$20	$-	$863
Intersegment revenues	29	274	3	(306)	-
Depreciation and amortization expense	23	11	-	-	34
Special charges	10	5	-	-	15
Total Costs**	354	394	21	-	769
Operating income	90	5	(1)	-	94
Total assets	423	305	6	-	734
Equity investments in and advances to unconsolidated subsidiaries	-	7	-	-	7
Expenditures for long-lived assets	11	13	-	-	24

As of and for the year ended December 31, 2000:
Revenues from external customers	$523	$397	$ 29	$ -	$949
Intersegment revenues	32	244	4	(280)	-
Depreciation and amortization expense	24	10	-	-	34
Special charges	45	4	-	-	49
Total Costs	519	360	29	-	908
Operating income	4	37	-	-	41
Total assets	441	340	11	-	792
Equity investments in and advances to unconsolidated subsidiaries	-	10	-	-	10
Expenditures for long-lived assets	8	10	-	-	18

________

* The inter-segment revenue includes the impact of certain royalty, commission sales and manufacturing service arrangements between the U. S. and European segments. Most notably, under the manufacturing service arrangement, the U. S. engaged Europe to manufacture and supply product to certain of the U.S. global customers located in Asia. Accordingly, Europe's revenues in 2001 decreased by $11 million through inter-segment billings from the U. S. in connection with the net sales earned by the U. S. on these European export sales to Asian customers. Similarly, under certain other royalty and commission sales arrangements, Europe's revenues in 2001 decreased by another $3 million through inter-segment billings from the U. S.

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

Revenues from external customers for each product group are presented below:

	December 31,
	2002	2001	2000
Resins	$488	$550	$585
BPA	125	183	219
Versatics	91	87	90
ECH	32	39	48
Other	4	4	7
Total Revenues	$740	$863	$949

Selected information on a per domicile country basis is presented below:

Revenues:	December 31,
	2002	2001	2000
U.S.	$386	$474	$551
Netherlands	371	390	363
Germany	60	112	93
Other(1)	88	193	222
Intercompany	(165)	(306)	(280)
Total	$740	$863	$949

Net Long-Lived Assets: (2)	December 31,
	2002	2001	2000
U.S.	$270	$233	$245
Netherlands	186	156	163
Germany	5	4	4
Other(1)	10	10	12
Intercompany	-	-	-
Total	$471	$403	$424

(1) Other consists of other foreign countries that individually account for less than 10% of the total revenues.

(2) Net long-lived assets include property, plant and equipment, intangibles and investment in equity affiliates.

Sales revenues are attributed to geographic regions based on the location of the manufacturing facility and/or marketing company, and are not based on location of customer. Intersegment amounts represent sales transactions within and between geographic regions.

Bayer AG accounted for approximately 9% in 2001 and 10% of our revenues 2000. Bayer AG developed its own internal capability for producing BPA and has been reducing its purchases of BPA from us. Sales of BPA to Bayer AG have ceased as the contract with Bayer AG expired on December 31, 2002.

15. The Transaction

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

16.  Restructuring charges

The Company accrued a charge for employee severance and other exit costs of $6 million in the fourth quarter of 2002 related to a cost reduction program implemented in response to a significant decline in profitability. The global reduction in work force affected approximately 90 employees or 9% reduction in work force will commence in 2003. As of December 31, 2002, there were no payments charged against the accrued liability for severance and other exit costs. Other exit a cost relates to a modification of the OMS agreement previous entered into with Shell covering employee termination expenses to be absorbed by the Company. The Company expects to complete the restructuring program by the end of 2003.

17.  Special Charges

2002 Transition Costs

Transition activities for 2002 primarily consisted of $8 million of non-recurring transition expenses related to the migration from the predecessor's IT systems and the implementation of an accounting function that were previously outsourced.

2001 Transition Costs

For the year ended December 31, 2001, the Company expensed certain costs totaling $15 million for the year. These costs were primarily transitional costs that are non-recurring in nature that relate to $3 million of severance costs and $12 million of exit/relocation costs. The Company previously announced a restructuring program which covers the relocation or termination of employees, closing of foreign offices, and cancellation of Service Level Agreement's and certain other agreements in place prior to the Transaction. As a result of the restructuring program, 35 employees were terminated in 2001. The $3 million balance in the accrual for severance costs at December 31, 2001 represents payments to be made over time for employee terminations during the year. In addition, seven foreign locations are in the process of being closed pending regulatory approval as of December 31, 2001. The Company expects to complete the restructuring program by the end of 2002. Also included in the special charges is approximately $1 million related to environmental expenses that relate to pre-acquisition period.

The following is a reconciliation of the exit/relocation and severance liability:
	December 31, 2001	Additions	Deductions	December 31, 2002
Transition expenses	$ -	$ 8	$ 8	$ -
Severance	$ 3	$ -	$ 3	$ -
	$ 3	$ 8	$ 11	$ -

2000 Transaction and Transition Costs

In connection with the recapitalization transaction, the Company expensed certain costs totaling $49 million. The transaction costs were directly related to the acquisition, and consisted primarily of outside professional services.

These costs were primarily transitional costs that are non-recurring in nature and relate to charges required to establish RPP LLC as an independent entity, and consisted of the following:

  $31 million of transaction costs relating to transaction due diligence and activities associated with the sale and recapitalization, including approximately $21 million in legal fees and other due diligence fees, and $10 million in financial services and advice.

  $18 million of transition costs, the majority of which related to activities required to become an independent entity including organizational design, recruiting, establishment of fit for purpose work processes, information service fees as well as establishment of a new brand.

18. Fair Value of Financial Instruments

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

The carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values, principally due to the short-term maturities of these instruments. The estimated fair value of the Senior Subordinated Notes is based on the most recently available trading prices. The carrying amounts for the Term Loans are reasonable estimates of fair values, principally due to their floating interest rates.

The estimated fair values of financial instruments are as follows:

	2002		2001
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets:
Cash and cash equivalents	$ 4	$ 4	$ 6	$ 6
Accounts receivable, net	105	105	110	110
Financial liabilities:
Current liabilities	182	182	136	136
Long-term debt-principal:
Senior subordinated notes, including current portion	328	346	275	301
Term loan A	69	69	72	72
Term loan B	155	155	225	225
Revolver loans	6	6	-	-
Other debt	2	2	-	-

19. Stock Option Plan

RPP Inc. has adopted stock option plans pursuant to which options with respect to a total of 69,000 shares of RPP Inc.'s common stock are available for grant to employees of, consultants to, or directors of RPP Inc. or RRP LLC. The board of directors of RPP Inc. or a compensation committee appointed from time to time by the board of directors administers the option plan. The right to grant options under the option plan will expire on the tenth anniversary of the closing date of the Transaction. Options granted under the plan are or will be either nonqualified or incentive stock options.

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

The vesting of options will occur only during an employee's, consultant's, or director's term of relationship. All unvested options will be forfeited upon a termination of relationship.

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

Upon a termination of relationship, RPP Inc. and RPP Holdings have certain repurchase rights. Upon a sale of RPP Inc. for cash or the occurrence of any transaction in which RPP Holdings sells at least 50% of the shares of common stock acquired by it, RPP Inc. also has certain repurchase rights. The weighted-average remaining contractual life of outstanding options at December 31, 2002 was approximately 6 years.

A summary of the Option Plans as of December 31, 2002, and changes during the years ended December 31, 2002 and 2001 are presented below:

	Number of shares covered by options	Weighted average exercise price
Outstanding at January 1, 2000	48,660	$100
Granted	15,330	$207
Exercised	-	-
Cancelled	4,758	$100
Outstanding at December 31, 2001	59,232	$128
Granted	1,820	$169
Exercised	-	-
Cancelled	1,320	$202
Outstanding at December 31, 2002	59,732	$127

Exercisable at December 31, 2001	2,926	$100
Exercisable at December 31, 2002	5,625	$139

We have elected to follow APB 25 and related interpretations in accounting for employee stock options. The options granted were valued using the fair value approach which represents the market value calculated in-house using reasonable and customary methods for determining values when there is no established trading market. Accordingly, no compensation expense has been recognized for these stock options. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if we had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of FAS 123. We have determined that our pro forma compensation expense for 2002, 2001 and 2000 was $0 under the fair value method of FAS 123 using the Black Scholes Option pricing model. The Black Scholes option pricing model was used with the following weighted-average assumptions issued in each year.

Assumptions:

	2002	2001	2000
Estimated fair value per share of options*	$145	$310	$100
Risk-free interest rate	5.54%	5.28%	6.5%
Expected term	6 years	6 years	6 years
Volatility**	0%	0%	0%

* The estimated market value was calculated in-house by using reasonable and customary methods for determining market values when there is no established trading market.

**Assumed to be zero since RPPI is a private entity.

20. Supplemental Cash Flow Information

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

21. Other Revenue

In 2002 and 2001, the Company entered into a BPA technology license agreements wherein the Company granted non-exclusive licenses to a third parties to use RPP LLC's technology to construct, operate and maintain and/or repair one licensed plant for the manufacture of BPA. Other than the grant to use the license, the Company will also provide technical assistance in the design, engineering, procurement, training, commissioning and/or start-up of the licensed plant. Revenues from the sale of the BPA technology license and related support services have been and will be recognized using the percentage of completion method. As of December 31, 2002, $2.1 million has been recognized as Other Revenues related to the sale of the BPA technology licenses.

In May 2002, the Company entered into an exclusive and irrevocable option with a third party to execute a long-term supply contract, wherein the Company received $4.2 million. In June 2002, the Company executed a calcium chloride supply agreement with the third party for fifteen years. Revenues from the sale of the option will be recognized on a straight line basis over fifteen years consistent with duration of the supply agreement. As of December 31, 2002, $0.14 million has been recognized as Other Revenues related to the sale of the option.

22. Deferred Revenue

Deferred revenue includes the unamortized balances related to the sale of the BPA technology licenses and the sale of the exclusive and irrevocable option to execute a long-term supply contract. As of December 31, 2002 the balance included in Deferred Revenue for the sale of BPA technology licenses and the sale of the option was $1 million and $4 million, respectively

23. Capital Contribution

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

Also, during 2002 and 2001, RPPI made a capital contribution of approximately $1 million to the Company relating to reimbursements of certain pension costs for each respective year.

Back to Index

RESOLUTION PERFORMANCE PRODUCTS LLC

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions of U. S. Dollars)

		Additions
Description	Balance at January 1, 2002	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at December 31, 2002
Allowance for doubtful accounts	$3	-	-	1	$2
Allowance for inventory obsolescence	$3	1	-	3	$1

		Additions
Description	Balance at January 1, 2001	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at December 31, 2001
Allowance for doubtful accounts	$3	-	-	-	$3
Allowance for inventory obsolescence	$7	1	-	5	$3

		Additions
Description	Balance at January 1, 2000	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at December 31, 2001
Allowance for doubtful accounts	$-	3	-	-	$3
Allowance for inventory obsolescence	$-	5	2	-	$7

Back to Index