Form 10-Q
period 2003-03-31
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2003-05-13
CIK 1132423, 1132424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] 9;	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes No X

At April 30, 2003, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation.

Item 1. Financial Statements

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions of U. S. dollars, except for Units)

	March 31,	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$ 2	$ 4
Receivables, less allowance of $2 and $2, respectively	119	105
Due from related parties	2	3
Prepaid assets	8	10
Inventories, less allowance of $1 and $1, respectively	147	145
Taxes receivable	9	9
Deferred income taxes	5	5
Total current assets	292	281

Property, plant and equipment, at cost, less accumulated depreciation	440	441
Intangible assets, at cost, less accumulated amortization	18	19
Investments in equity affiliate	12	11
Deferred income taxes	43	41
Total assets	$ 805	$ 793

Liabilities and Owner's Deficit
Current liabilities:
Accounts payable-trade	$ 166	$ 156
Other payables and accruals	31	17
Deferred credit	3	5
Due to related parties	-	1
Taxes payable	2	2
Current portion of long-term debt	1	1
Total current liabilities	203	182

Capital lease obligation	1	2
Deferred revenue	5	5
Deferred income taxes	66	66
Pensions and other retirement plan obligations	23	22
Long-term debt	560	565
Total liabilities	858	842
Commitments and contingencies (Note 13)
Owner's deficit:
Member interest, 1,000,000 units authorized and issued	102	102
Accumulated deficit	(88)	(80)
Accumulated other comprehensive loss	(67)	(71)
Total owner's deficit	(53)	(49)
Total liabilities and owner's deficit	$ 805	$ 793

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in millions of U.S. dollars)

	Three months ended
	March 31,
	2003	2002

Revenues	$ 198	$ 187
Other revenues	-	-
Total	198	187

Cost and expenses:
Purchase and variable product costs	138	101
Operating expenses	28	31
Selling, general and administrative	14	16
Depreciation and amortization	11	8
Research and development	4	5
Special charges	-	1
Total	195	162

Operating income	3	25

Interest expense, net	16	16

Income (loss) before income taxes	(13)	9
Income tax expense (benefit)	(5)	4
Net income (loss)	$ (8)	$ 5

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENT OF OWNER'S DEFICIT (Unaudited)

(in million of U. S. dollars)

			Accumulated
			Other
	Member	Accumulated	Comprehensive		Comprehensive
	Interest	Deficit	Loss	Total	Income(loss)
Balance, December 31, 2002	$102	$ (80)	$ (71)	$(49)
Net loss		(8)		(8)	$ (8)
Currency translation gain, net of tax			3	3	3
Interest rate swap, net of tax			1	1	1
Comprehensive loss					$ (4)
Balance, March 31, 2003	$102	$ (88)	$ (67)	$(53)

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions of U. S. dollars)

	Three Months Ended
	March 31,
	2003	2002
Cash flows provided by (used for) operating activities:
Net income (loss)	$ (8)	$ 5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11	8
Amortization of deferred finance costs	1	-
Deferred income taxes	(2)	3
Pensions and other retirement plans obligation	1	(3)
Changes in operating assets and liabilities:
Receivables, net	(12)	(1)
Due from related parties	-	1
Prepaid assets	2	3
Inventories	(1)	(3)
Payables and accruals	21	4
Deferred credit	(2)	-
Net cash provided by operating activities	11	17

Cash flows used for investing activities:
Capital expenditures	(5)	(6)
Net cash by used for investing activities	(5)	(6)

Cash flows provided by (used for) financing activities:
Repayments of capital lease obligation	(1)	-
Proceeds from long-term debt	179	20
Repayments of long-term debt	(186)	(28)
Net cash used for financing activities	(8)	(8)
Net increase (decrease) in cash and cash equivalents	(2)	3
Cash and cash equivalents at beginning of period	4	6
Cash and cash equivalents at end of period	$ 2	$ 9

Supplemental cash flow information on non cash transactions:
Capital lease obligation incurred	$ -	$ 2
Trade notes payable incurred	$ -	$ 3

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete audited financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the Resolution Performance Products LLC Annual Report on Form 10-K for the year ended December 31, 2002, including the consolidated and combined financial statements and notes thereto contained therein. Certain amounts from the prior period have been reclassified to conform to the current period presentation.

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

Total inventories at March 31, 2003 and December 31, 2002 were comprised of the following (in millions of U. S. dollars):
	March 31,	December 31,
	2003	2002
Raw materials	$ 12	$ 10
Finished products	122	122
Materials and supplies	13	13
Total	$ 147	$145

3. Property, Plant and Equipment

Property, plant and equipment at March 31, 2003 and December 31, 2002 consist primarily of manufacturing assets as follows:
	March 31,	December 31,
	2003	2002
Plant and equipment	$ 1,103	$ 1,084
Office buildings	33	33
Other assets	67	65
Total	$ 1,203	$1,182
Less: accumulated depreciation	(763)	(741)
Net property, plant and equipment	$ 440	$ 441

________

Property, plant and equipment include capital leased assets with a net book value of $3 million. Substantially all current and future assets are pledged as security under the Company's credit agreement. Expenditures for property, plant and equipment totaled $5 million for the quarter ending March 31, 2003. The $5 million spent in 2003 is made up of $7 million gross amount for operational projects net of $2 million environmental indemnification recovery from Shell.

4. Intangible Assets

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

Intangible assets consist of the following (in millions of U. S. dollars):
	March 31, 2003		December 31, 2002
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Patents and trademarks	$12	$11	$12	$11
Deferred finance costs	$23	$ 6	$23	$ 5
Total	$35	$17	$35	$16

Aggregate Amortization Expense:
For the three months ended March 31, 2003	$1.0

Estimated Amortization Expense:
For the period April 1, 2003 through December 31, 2003	$8.0
For the year ended December 31, 2004	$3.0
For the year ended December 31, 2005	$3.0
For the year ended December 31, 2006	$3.0
For the year ended December 31, 2007	$2.0

________

The remaining amortization expense for 2003 includes a $6 million write-off of deferred financing costs related to the refinancing and credit agreement amendment. See note 18.

5. Long-term Debt

Long-term debt at March 31, 2003 and December 31, 2002 consisted of the following (in millions of U. S. dollars):
	March 31,	December 31,
	2003	2002
Senior Subordinated Notes	$ 328	$ 328
Term Loan A	69	69
Term Loan B	151	155
Revolver	6	6
Other	2	3
Total long-term debt	556	561
Net premium on senior subordinated notes	5	5
Less current portion of long-term debt	1	1
	$ 560	$ 565

During the quarter ended March 31, 2003, we borrowed $179 million and made payments of $186 million under the credit agreement. The payments include a mandatory excess cash flow payment of $6 million as defined in the credit agreement. Other long-term debt consists of trade notes payable totaling $2.0 million that bear interest rates ranging from 6.75 to 8.18 percent and are unsecured and payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. Annual payments will average approximately $1.0 million. See note 18 for details related to subsequent refinancing and credit agreement amendment.

6. Obligations Under Capital Leases

Capital leases at March 31, 2003 and December 31, 2002 consisted of the following (in millions of U. S. dollars):
	March 31,	December 31,
	2003	2002
Total capital leases obligation	$ 2	$ 3
Less current portion of capital leases obligation	$ 1	$ 1
	$ 1	$ 2

_________

The capital leases were recorded at the present value of the minimum lease payments which also approximated the fair market value of the obligation.

7. Interest Rate Cap

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of derivative and the effectiveness of the hedge. The Company does not enter into derivative instruments for trading purposes; however, an interest rate cap agreement was entered into during 2002 in connection with the Company's credit facility. The Company uses the interest rate cap to protect against interest rate fluctuation by limiting the exposure to increases in the variable portion of interest rates in its credit facility.

As of March 31, 2003, the Company has an interest rate cap agreement for the notional amount of $150 million. The interest rate cap agreement caps the floating rate at 3% and expires on February 28, 2004. The cost of the interest rate cap agreement was $183,750 and will be amortized over its term.

8. Pension Plans, Other Post Retirement Benefits and 401(k) Plan

The funded pension and unfunded other retirement obligations had the following activity:
	March 31,	December 31,
	2003	2002
Balance at beginning of period	$22	$31
Currency translation adjustment	-	2
Net periodic expense accrual	1	4
Cash contributions	-	(15)
Balance at end of period	$23	$22

__________

The Company accrues net periodic expense based on an estimate from its consulting actuary.

9. Transactions with Related Parties and Certain Other Parties

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

Selected financial data by geographic region are presented below (in millions of U. S. dollars):

	U.S.	Europe and Africa	Asia Pacific And Middle East	Elimination's	Total
As of and for the period ended March 31, 2003:

Revenues from external customers	$ 89	$ 109	$ -	$ -	$ 198
Intersegment revenues	3	2	-	(5)	-
Operating income	8	(5)	-	-	3
Total assets	452	352	1	-	805

As of and for the period ended March 31, 2002:

Revenues from external customers	$ 95	$ 88	$ 4	$ -	$ 187
Intersegment revenues	3	4	1	(8)	-
Operating income	31	(5)	(1)	-	25
Total assets	428	299	7	-	734

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

12. Restructuring Charges

The Company accrued a charge for employee severance and other exit costs of $6 million in the fourth quarter of 2002 related to a cost reduction program implemented in response to a significant decline in profitability. The global reduction in work force affected approximately 90 employees or 9% of the global work force. Other exit cost relates to a modification of the OMS agreement previously entered into with Shell covering employee termination expenses to be absorbed by the Company. During the current quarter, approximately 39 of the 90 employees have been terminated. The Company expects to complete the restructuring program by the end of 2003. The following is a reconciliation of the severance liability:
	December 31, 2002	Additions	Deductions	March 31, 2003
Severance	$ 6	-	$ 1	$ 5

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

As of March 31, 2003, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology.

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

15. Other Revenue

In 2002 and 2001, the Company entered into BPA technology license agreements wherein the Company granted non-exclusive licenses to third parties to use RPP LLC's technology to construct, operate and maintain and/or repair one licensed plant for the manufacture of BPA. Other than the grant to use the license, the Company will also provide technical assistance in the design, engineering, procurement, training, commissioning and/or start-up of the licensed plant. Revenues from the sale of the BPA technology license and related support services have been and will be recognized using the percentage of completion method. For the three months ended March 31, 2003, $0.06 million has been recognized as Other Revenues related to the sale of the BPA technology licenses.

In May 2002, the Company entered into an exclusive and irrevocable option with a third party to execute a long-term supply contract, wherein the Company received $4.2 million. In June 2002, the Company executed a calcium chloride supply agreement with the third party for fifteen years. Revenues from the sale of the option will be recognized on a straight line basis over fifteen years consistent with duration of the supply agreement. For the three months ended March 31, 2003, $0.07 million has been recognized as Other Revenues related to the sale of the option.

16. Deferred Revenue

Deferred revenue includes the unamortized balances related to the sale of the BPA technology licenses and the sale of the exclusive and irrevocable option to execute a long-term supply contract. As of March 31, 2003 the balance included in Deferred Revenue for the sale of BPA technology licenses and the sale of the option was $1 million and $4 million, respectively.

17. Deferred Credit

Deferred credit includes the remaining balance of proceeds received from Shell under the environmental agreement indemnity payments. The deferred credit amounts will be matched against specific environmental capital projects that in effect will reduce the amount of gross environmental capital expenditures. The following is a table of the deferred credit activity:
	December 31, 2002	Applied to Capital Expenditures	March 31, 2003
Deferred Credit	$ 5	$ 2	$ 3

18. Subsequent Events

On April 9, 2003, the Company announced it completed an offering, together with RPP CC, its wholly-owned subsidiary, of $175 million aggregate principal amount of 9 1/2% Senior Second Secured Notes Due 2010 (the "Notes"). Interest will be payable semi-annually in cash on April 15 and October 15, beginning October 15, 2003. The offering of the Notes was not registered under the Securities Act of 1933, as amended, and the Notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The proceeds, net of $5 million estimated debt issue costs, from the offering of the Notes were used to repay borrowings under the Credit Agreement among the Company, RPP Capital, RPPI, Resolution Europe B.V. and, together with the Company, RPP Capital and RPP Inc., (the "Borrowers") and the various lenders party thereto, dated as of November 14, 2000 (as amended by the First Amendment thereto, dated as of November 5, 2001, the Second Amendment thereto, dated as of June 25, 2002, the Third Amendment thereto, dated as of December 2, 2002, and the Fourth Amendment thereto, dated as of April 1, 2003, the "Credit Agreement") and for general corporate purposes, including working capital.

The Company and the other Borrowers executed the Fourth Amendment to the Credit Agreement dated as of April 1, 2003 (the "Credit Agreement Amendment"). The Credit Agreement Amendment, among other things, (a) permitted the Borrowers to issue the Notes so long as they used at least the first $135 million of net proceeds from the offering of the Notes to prepay the term loans outstanding under the Credit Agreement, (b) amended the financial covenants by eliminating the consolidated interest coverage ratio covenant and the adjusted total leverage ratio covenant and added an adjusted bank leverage ratio covenant, and (c) reduced the size of the revolving credit facility from $100 million to $75 million.

In May 2003, the Company and RPP Capital registered an identical series of 9 1/2% Senior Secured Notes due 2010 with the Securities and Exchange Commission and commenced an offer to exchange all of the unregistered notes for the registered notes.

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

You should read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in conjunction with the corresponding sections and the Company's audited consolidated and combined financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenues.

	Three months ended
	March 31,
	2003	2002

Revenues	100%	100%
Cost and expenses:
Purchase and variable product costs	70	54
Operating expenses	14	17
Selling, general and administrative	7	9
Depreciation and amortization	5	4
Research and development	2	3
Special charges	-	-
Total	98	87

Operating income	2	13

Interest expense, net	8	8

Income (loss) before income taxes	(6)	5
Income tax expense (benefit)	(2)	2

Net income (loss)	(4)	3

EBITDA (1)	7%	18%

  EBITDA represents income (loss) before income taxes, interest expense, net, and depreciation and amortization. EBITDA is presented because it is used by investors to analyze and compare operating performance, which includes a company's ability to service and/or incur debt. In addition, management focuses on EBITDA and adjustments to EBITDA because they are used as internal performance measures. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with United States generally accepted accounting principles ("GAAP") or as a measure of a company's profitability or liquidity. EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies. For a reconciliation of EBITDA to net income (loss), see page 18.

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

Other revenues

Other revenue consist mainly of the sale of a BPA technology license and related support services.

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

  Interest Expense, net

Interest expense, net consists of interest expense payable with respect to borrowings under our credit agreement and the existing notes, offset by our interest income from short-term cash investments. Interest expense also includes amortization of deferred financing costs and amortization of the premium and discount for the senior subordinated notes issued in 2002, 2001 and 2000, respectively.

  Income Tax Expense

The Company is organized as a limited liability company and is not subject to U. S. income tax. Income tax information presented includes U. S. income taxes attributed to the Company's operations that are the responsibility of the Company's sole-owner, RPP Inc.

As of March 31, 2003 and 2002, we have accrued for income taxes, including both deferred and current income tax provisions. Additionally, we have made a Section 338(h)(10) election to allow our recapitalization to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes the basis of our U.S. assets have been stepped-up to their fair market values, and we will be able to depreciate our assets using higher basis than the historical amount. This tax basis step-up may reduce cash payments for income taxes over the next four years.

First Quarter of 2003 and 2002 Compared

Revenues

Revenues increased by $11 million, or 6%, to $198 million compared to the prior year quarter. The increase in revenues is a result of increased average prices, partially offset by lower volume.    The increase in average prices was primarily attributable to the impact of a weaker dollar on our Euro-related sales and to a lesser extent due to modest price increases on certain products.     Overall average prices increased by 8% from the prior year period, however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices were flat.  Overall volumes decreased by 1% from the prior year period as a result of soft demand related to the global recession.

Purchases and Variable Product Costs

Purchases and variable product costs increased by $37 million, or 37%, to $138 million. This increase was largely driven by higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products, partially offset by lower sales volume.

Operating Expenses

Operating expenses decreased by $3 million, or 10%, to $28 million. The decrease is principally related to the cost reduction program implemented by the Company at the beginning of 2003, lower net periodic pension expense and lower maintenance costs. Pension expense decreased due to the change in estimates in connection with our postretirement medical benefit obligation and to a lesser extent due a reduction of benefits in pension. Maintenance costs declined but we expect such a decline will be temporary and that maintenance costs will return to historic levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $2 million, or 13%, to $14 million. The decrease is primarily a result of the cost reduction program implemented by the company at the beginning of the quarter and lower net periodic pension expense. Pension expense decreased due to the change in estimates in connection with our post retirement medical benefit obligation and to a lesser extent due a reduction of benefits in pension.

Depreciation and Amortization

Depreciation and amortization increased by $3 million, or 38%, to $11 million. The increase is primarily attributable to an increase in depreciation expense resulting from capital projects placed in service subsequent to the prior year quarter, such as the information technology project completed in November 2002.

Research and Development Expenses

Research and development costs decreased by $1 million, or 20%, to $4 million. The decrease is primarily due to the cost reduction program implemented by the Company at the beginning of the quarter.

Special Charges

Special charges decreased by $1 million. The decrease is primarily related to the completion of the Company's transition activities in the last quarter of 2002. Transition activities for the quarter ended March 31, 2002 consisted of non-recurring transition expenses from our predecessor's IT and accounting systems.

Operating Income

Operating income decreased by $22 million, or 88%, to $3 million. The decrease was primarily due to the increases in purchases and variable product costs and depreciation and amortization expenses, partially offset by increased revenues and decreased operating expenses, selling, general and administrative expenses, research and development and special charges.

Income (loss) before Income Taxes

Income (loss) before taxes decreased by $22 million to a $13 million loss. The decrease is due to the decrease in operating income.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased by $9 million to a $5 million benefit in 2003. The decrease is primarily related to decreased taxable income resulting from decreased operating income.

Net Income (Loss)

Net income (loss) decreased by $13 million to an $8 million net loss in 2003. The decrease was due to decreased income (loss) before income taxes, partially offset by increased income tax benefit.

EBITDA

EBITDA decreased by $19 million, or 58%, to $14 million. The decrease was primarily due to the increases in purchases and variable product costs, partially offset by increased revenues and decreased operating expenses, selling, general and administrative expenses and research and development expenses.

EBITDA is presented because it is used by investors to analyze and compare operating performance, which includes a company's ability to service and/or incur debt. In addition, management focuses on EBITDA and adjustments to EBITDA because they are used as internal performance measures. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with GAAP or as a measure of a company's profitability or liquidity. EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies. The following table reconciles the differences between net income (loss), as determined under GAAP and EBITDA (in millions).

	For the quarter ended March 31,
	2003	2002
Net income (loss)	$(8)	$5
Income tax expense (benefit)	(5)	4
Interest expense, net	16	16
Depreciation and amortization	11	8

EBITDA	$14	$33

Liquidity and Capital Resources

During the three months ended March 31, 2003, our operating cash flow was more than our working capital needs, and we used this excess for a mandatory excess cash flow payment of $6 million as defined under our credit agreement. Our working capital requirements principally include accounts receivable, product and raw materials inventory, labor, equipment and debt service costs. We expect to continue to finance our operations through net cash provided by operating activities, existing cash on hand, other refinancing vehicles and borrowings under our revolving credit facility. As a result of our high level of debt and the global recession, we will have to continue to generate significant cash flows to meet our current debt service requirements. For a discussion of factors affecting our operating cash flows, see "Outlook for Remainder of 2003" below.

At March 31, 2003, we had $69 million outstanding under the Term Loan A, $150 million outstanding under the Term Loan B, and $6 million outstanding under the revolving credit facility. This resulted in a borrowing capacity of $91 million after considering $3 million related to letters of credit. During the quarter ended March 31, 2003, we borrowed $179 million and made payments of $186 million, which includes a mandatory principal payment of $6 million as a result of the excess cash flow calculation under the credit agreement. Also as of March 31, 2003, we were in compliance with each of our financial covenants under the credit agreement.

On April 9, 2003, the Company announced it completed an offering, together with RPP CC, its wholly-owned subsidiary, of $175 million aggregate principal amount of 9 1/2% Senior Second Secured Notes Due 2010 (the "Notes"). Interest will be payable semi-annually in cash on April 15 and October 15, beginning October 15, 2003. The offering of the Notes was not registered under the Securities Act of 1933, as amended, and the Notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The proceeds, net of $5 million estimated debt issue costs, from the offering of the Notes were used to repay borrowings under the Credit Agreement among the Company, RPP Capital, RPPI, Resolution Europe B.V. and, together with the Company, RPP Capital and RPP Inc., (the "Borrowers") and the various lenders party thereto, dated as of November 14, 2000 (as amended by the First Amendment thereto, dated as of November 5, 2001, the Second Amendment thereto, dated as of June 25, 2002, the Third Amendment thereto, dated as of December 2, 2002, and the Fourth Amendment thereto, dated as of April 1, 2003, the "Credit Agreement") and for general corporate purposes, including working capital.

The Company and the other Borrowers executed the Fourth Amendment to the Credit Agreement dated as of April 1, 2003 (the "Credit Agreement Amendment"). The Credit Agreement Amendment, among other things, (a) permitted the Borrowers to issue the Notes so long as they used at least the first $135 million of net proceeds from the offering of the Notes to prepay the term loans outstanding under the Credit Agreement, (b) amended the financial covenants by eliminating the consolidated interest coverage ratio covenant and the adjusted total leverage ratio covenant and added an adjusted bank leverage ratio covenant, and (c) reduced the size of the revolving credit facility from $100 million to $75 million.

In May 2003, the Company and RPP Capital registered an identical series of 9 1/2% Senior Secured Notes due 2010 with the Securities and Exchange Commission and commenced an offer to exchange all of the unregistered notes for the registered notes.

As of March 31, 2003, the Company has an interest rate cap agreement for the notional amount of $150 million. The interest rate cap agreement caps the floating rate at 3% and expires on February 28, 2004. The cost of the interest rate cap agreement was $183,750 and will be amortized over its term.

For the quarter ended March 31, 2003, we generated net cash provided by operating activities of $11 million, used cash in investing activities of $5 million and used cash in financing activities of $8 million. Investing activities primarily consisted of expenditures for property, plant and equipment. For the quarter ended March 31, 2002, we generated net cash provided by operating activities of $17 million, used cash in investing activities of $6 million and used cash in financing activities of $8 million.

Expenditures for property, plant and equipment totaled $5 million and $6 million for the quarters ending March 31, 2003 and 2002, respectively. The $5 million spent in 2003 is made up of $7 million gross amount for operational projects net of $2 million environmental indemnification recovery. Of the $6 million in 2002, $4 million was related to the information technology project and $2 million for other capital expenditures from Shell.

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

Our high level of debt may preclude us from borrowing any more funds beyond those available under the revolving credit agreement. Based on our current level of operations and anticipated growth and cost savings, management believes that our cash flow from operations, together with existing cash and cash equivalents on hand and future borrowings under our revolving credit facility, if necessary, will be sufficient to fund our working capital needs and expenditures, for property, plant and equipment and debt service obligations, although no assurance can be given in this regard.

Outlook for Remainder of 2003

While the global economy remains in a low growth mode or is impacted by regional recessions, we expect our raw material costs to continue to increase in the near-term a result of the current conflict in Iraq and decrease in the latter half of the year. Only modest increases in demand are expected coupled with fairly broad price increases in 2003.  Once a global recovery takes hold, volumes are expected to rebound along with a continued reduction in average raw material prices, which had been increasing from political instability in the Middle East, including the current conflict in Iraq, and elsewhere.  There can be no assurances that (a) the global recovery will occur during 2003, (b) we will be able to realize margins we have historically achieved as feedstock costs decline, or (c) our feedstock costs will not rise faster than our product prices and reduce our margins.

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

As of March 31, 2003, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. We accrue for environmental liabilities when the liability is probable and the costs are reasonably estimable. This assessment is based on the lack of evidence of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, for incidents occurring after the closing date of the recapitalization transaction, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

As mentioned above, we have substantial continuing financial commitments for compliance of environmental matters. During the first quarter of 2003, we expended a gross total of $2 million in related mandatory EHS capital projects and we recovered $2 million from the Deferred Credit balance. The Deferred Credit balance resulted from the 2002 settlement with Shell. The remaining Deferred Credit balance of $3 million at March 31, 2003 will be applied to capital expenditures and operating expenses as the funds are spent in the future. We expect a similar operating environmental commitment to continue in future years; however, the level of financial commitment may increase if the environmental laws and regulations become more stringent.

Effects of Currency Fluctuations

We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our audited consolidated and combined financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with euro-related currencies also being significant. For the quarter ended March 31, 2003, 55% of our total revenues and 58% of our total expenses were from companies incorporated outside the United States. For the quarter ended March 31, 2002, 49% of our total revenues and 59% of our total expenses were from companies incorporated outside the United States. A substantial amount of assets and liabilities outside the United States are denominated in the Euro. The average exchange rate of the U. S. dollar to the Euro was approximately 1.068 to 0.876 for the three months ended March 31, 2003 and 2002, respectively. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the Euro relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on euro-denominated debt, including certain borrowings under the credit agreement, and U.S. dollar denominated debt, including the notes and certain borrowings under the credit agreement.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Such risks, uncertainties and other important factors include, among others:

-	general economic and business conditions; including those influenced by international and geopolitical events such as the war with Iraq and any future terrorist attacks;

-	the continuing decrease in our annual revenues over the past five years and net income over the last three years;

-	industry trends;

-	increases in our leverage;

-	changes in our ownership structure;

-	restrictions contained in our debt agreements;

-	the continuity or replacement of systems and services being provided to us by Shell or its affiliates;

-	changes in business strategy, development plans or cost savings plans;

-	competition;

-	changes in distribution channels or competitive conditions in the markets or countries where we operate;

-	the highly cyclical nature of the end-use markets in which we participate;

-	the loss of any of our major customers;

-	raw material costs and availability;

-	ability to attain and maintain any price increases for our products;

-	changes in demand for our products;

-	availability of qualified personnel;

-	foreign currency fluctuations and devaluations and political instability in our foreign markets;

-	the loss of our intellectual property rights;

-	availability, terms and deployment of capital;

-	changes in, or the failure or inability to comply with, government regulation, including environmental regulations; and

-	increases in the cost of compliance with laws and regulations, including environmental laws and regulations.

These risks and certain other uncertainties are discussed in more detail in our Registration Statement on Form S-4, as amended (File No. 333-104750), which was declared effective by the SEC on May 2, 2003. There may be other factors, including those discussed elsewhere in this report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are engaged in manufacturing and marketing resins in the U. S. and internationally. As a result, the Company is exposed to certain market risks that include financial instruments such as foreign currency, short-term investments, trade receivables, and long-term debt. The Company does not enter into derivative instruments for trading purposes; however, an interest rate cap for a notional amount of $150 million has been previously executed in connection with the Company's credit facility. The interest rate cap protects the Company against interest rate fluctuation by fixing the credit facility interest rate from a variable interest rate by limiting the floating interest rates at 3%. The credit facility balance includes $75 million at March 31, 2003 that is subject to variable interest rates and not hedged. Assuming no change in credit facility borrowings, a one hundred basis point changes in interest rates would impact net interest expense by approximately $1 million per year.

Item 4. Controls and Procedures

Within the 90 days prior to the filing date of this report, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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

Management is aware that certain internal controls continue to be refined and improved. For example, we are in the process of implementing an internal control steering committee and an internal control software tool to enhance internal controls that will continue to provide us with reasonable assurance that the identified controls are operating as intended.

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)		Exhibits
	99.1	CEO Section 906 certification
	99.2	CFO Section 906 certification
(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLUTION PERFORMANCE PRODUCTS LLC

Date: May 13, 2003	By:	/s/ J. Travis Spoede
J. Travis Spoede, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

RPP CAPITAL CORPORATION

Date: May 13, 2003	By:	/s/ J. Travis Spoede
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

Date: May 13, 2003

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

Date: May 13, 2003

By/s/ Marvin O. Schlanger

Marvin O. Schlanger, Chief Executive Officer