Form 10-Q
period 2003-06-30
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2003-08-14
CIK 1132423, 1132424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended JUNE 30, 2003
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from______to______

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
                                  Yes  X     No
                                      ---       ---

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                  Yes  X     No
                                      ---       ---

       At July 31, 2003, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation.

                                TABLE OF CONTENTS

Part I.   Financial Information
             Item 1. Financial Statements

                     Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002 (unaudited)            3

                     Consolidated Statements of Income for the three and six month periods ended June 30,
                     2003 and 2002 (unaudited)                                                                    4

                     Consolidated Statement of Owner's Deficit for the six month period ended June 30,
                     2003 (unaudited)                                                                             5

                     Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003
                     and 2002 (unaudited)                                                                         6

                     Notes to Consolidated Financial Statements (unaudited)                                       7

             Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations       15

             Item 3. Quantitative and Qualitative Disclosures About Market Risk                                  26

             Item 4. Controls and Procedures                                                                     26

Part II.  Other Information

             Item 6. Exhibits and Reports on Form 8-K                                                            28

Signatures                                                                                                       29


ITEM 1.  FINANCIAL STATEMENTS

                       RESOLUTION PERFORMANCE PRODUCTS LLC

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                (IN MILLIONS OF U. S. DOLLARS, EXCEPT FOR UNITS)

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                      2003            2002
                                                                                     --------      ------------
                                    ASSETS
Current assets:
  Cash and cash equivalents...................................................       $    31         $     4
  Receivables, less allowance of $2 and $2, respectively......................           118             105
  Due from related parties....................................................             3               3
  Prepaid assets..............................................................             5              10
  Inventories, less allowance of $1 and $1, respectively......................           164             145
  Taxes receivable............................................................             6               3
  Deferred income taxes.......................................................            11              11

          Total current assets................................................           338             281

Property, plant and equipment, at cost, less accumulated depreciation.........           444             441
Intangible assets, at cost, less accumulated amortization.....................            20              19
Investments in equity affiliate...............................................            14              11
Deferred income taxes.........................................................            46              41
                                                                                     -------         -------
          Total assets........................................................       $   862         $   793
                                                                                     =======         =======

                       LIABILITIES AND OWNER'S DEFICIT
Current liabilities:
  Accounts payable-trade......................................................       $   172         $   156
  Other payables and accruals.................................................            22              17
  Deferred credit.............................................................            --               5
  Due to related parties......................................................             1               1
  Taxes payable...............................................................            --               2
  Current portion of long-term debt...........................................             1               1
                                                                                     -------         -------
            Total current liabilities.........................................           196             182

Capital lease obligation......................................................             1               2
Deferred revenue..............................................................             5               5
Deferred income taxes.........................................................            67              66
Pensions and other retirement plan obligations................................            23              22
Long-term debt................................................................           621             565
                                                                                     -------         -------
            Total liabilities.................................................           913             842
Commitments and contingencies (Note 14)
Owner's deficit:
  Member interest, 1,000,000 units authorized and issued......................           102             102
  Accumulated deficit.........................................................          (102             (80)
  Accumulated other comprehensive loss........................................           (51)            (71)
                                                                                     -------         -------
          Total owner's deficit...............................................           (51)            (49)
                                                                                     -------         -------
          Total liabilities and owner's deficit...............................       $   862         $   793
                                                                                     =======         =======


          See accompanying notes to consolidated financial statements.

                       RESOLUTION PERFORMANCE PRODUCTS LLC

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                          (IN MILLIONS OF U.S. DOLLARS)


                                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                         JUNE 30,             JUNE 30,
                                                                    ------------------    -----------------
                                                                      2003       2002       2003      2002
                                                                     ------     ------     ------    ------
Revenues ...................................................         $ 199     $ 206       $ 397     $ 392
Other revenues .............................................            --         1          --         2
                                                                     -----     -----       -----     -----
                Total ......................................           199       207         397       394
Cost and expenses:
      Purchase and variable product costs ..................           144       125         282       226
         Operating expenses ................................            26        32          54        62
         Selling, general and administrative ...............            12        12          26        28
         Depreciation and amortization .....................            12         8          23        17
         Research and development ..........................             4         5           8        10
         Special charges ...................................            --         2          --         3
                                                                     -----     -----       -----     -----
                 Total .....................................           198       184         393       346
                                                                     -----     -----       -----     -----

Operating income ...........................................             1        23           4        48

Income from equity investment ..............................             1         1           1         1
Interest expense, net ......................................            23        18          39        34
                                                                     -----     -----       -----     -----

Income (loss)before income taxes ...........................           (21)        6         (34)       15
Income tax expense (benefit) ...............................            (7)        2         (12)        6
                                                                     -----     -----       -----     -----
Net income (loss) ..........................................         $ (14)    $   4       $ (22)    $   9
                                                                     =====     =====       =====     =====










          See accompanying notes to consolidated financial statements.

                       RESOLUTION PERFORMANCE PRODUCTS LLC

              CONSOLIDATED STATEMENT OF OWNER'S DEFICIT (UNAUDITED)
                          (IN MILLION OF U. S. DOLLARS)



                                                                                ACCUMULATED
                                                                                   OTHER
                                                    MEMBER     ACCUMULATED      COMPREHENSIVE                  COMPREHENSIVE
                                                   INTEREST     DEFICIT           LOSS(a)          TOTAL        INCOME(LOSS)
                                                   --------    -----------      -------------      -----       -------------
Balance, December 31, 2002........................    $102        $ (80)             $(71)         $(49)
Net loss..........................................                  (22)                            (22)            $(22)
Currency translation gain, net of $6 million tax..                                     19            19               19
Interest rate swap, net of tax....................                                      1             1                1
                                                                                                                    ----
Comprehensive loss................................                                                                  $ (2)
                                                      ----        -----              ----          ----             ====
Balance, June 30, 2003............................    $102        $(102)             $(51)         $(51)
                                                      ====        =====              ====          ====




------------
(a) Accumulated Other Comprehensive Loss is made up of the following components:
$52 million net loss for currency translation and $1 million net gain for interest rate swap.














          See accompanying notes to consolidated financial statements.

                       RESOLUTION PERFORMANCE PRODUCTS LLC

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (IN MILLIONS OF U. S. DOLLARS)


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                ----------------
                                                                 2003      2002
                                                                ------    ------
Cash flows (used for) provided by operating activities:
Net income (loss) ..........................................    $ (22)    $   9
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization ............................       23        17
  Amortization of deferred finance costs ...................        8         1
  Equity earnings in affiliates ............................       (1)       (1)
  Deferred income taxes ....................................      (11)        7
  Pensions and other retirement plans obligation ...........        2        (4)
  Deferred revenue .........................................       --         4
Changes in operating assets and liabilities:
  Receivables, net .........................................       (7)      (12)
  Due from related parties .................................       --         1
  Prepaid assets ...........................................        6         5
  Inventories ..............................................      (14)        2
  Payables and accruals ....................................       13        (4)
  Taxes receivable .........................................        3        12
  Taxes payable ............................................       (1)       (3)
  Deferred credit ..........................................       (5)       --
                                                                -----     -----
      Net cash (used for) provided by
      operating activities .................................       (6)       34
                                                                -----     -----

Cash flows used for investing activities:
  Capital expenditures .....................................       (9)      (23)
  Distributions from equity affiliates .....................       --         1
                                                                -----     -----
      Net cash used for investing activities................       (9)      (22)
                                                                -----     -----

Cash flows provided by (used for) financing activities:
  Repayments of capital lease obligation ...................       (1)       --
  Increase in deferred finance costs .......................       (9)       (1)
  Proceeds from long-term debt .............................      415        33
  Repayments of long-term debt .............................     (363)      (49)
                                                                -----     -----
      Net cash provided by (used for)
      financing activities .................................       42       (17)
                                                                -----     -----
Net increase (decrease) in cash and cash equivalents .......       27        (5)
Cash and cash equivalents at beginning of period ...........        4         6
                                                                -----     -----
Cash and cash equivalents at end of period .................    $  31     $   1
                                                                =====     =====

Supplemental cash flow information on non cash transactions:
Capital lease obligation incurred ..........................    $  --     $   2

Trade notes payable incurred ...............................    $  --     $   3

                       RESOLUTION PERFORMANCE PRODUCTS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. You should read these interim consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts from the prior period have been reclassified to conform to the current period presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued SFAS No.149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No.149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No.149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. Adoption of the standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In May 2003, SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" was issued. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3. INVENTORIES OF PRODUCTS

         Product inventories are valued at the lower of cost or net realizable value, cost being determined using a FIFO (First In First Out) method. Effective October 2002, the Company changed its inventory accounting policy in Europe from the weighted-average method to FIFO. The change was made for consistency with the inventory accounting policy in the United States and because the FIFO method provides for a better matching of revenues and expenses. The effect of this change was not material due to the Company's fairly rapid inventory turnover. Historically, the Company's inventory turnover has averaged approximately sixty to seventy five days.

         Total inventories at June 30, 2003 and December 31, 2002 were comprised of the following (in millions of U. S. dollars):

                                                 JUNE 30,            DECEMBER 31,
                                                   2003                 2002
                                                 -------             -----------
           Raw materials......................     $ 11                 $ 10
           Finished products..................      139                  122
           Materials and supplies.............       14                   13
                                                   ----                 ----
                   Total......................     $164                 $145
                                                   ====                 ====


4. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at June 30, 2003 and December 31, 2002 consisted primarily of manufacturing assets as follows (in millions of U. S. dollars):

                                                 JUNE 30,            DECEMBER 31,
                                                   2003                 2002
                                                 -------             -----------
           Plant and equipment................    $1,140               $ 1,084
           Office buildings...................        38                    33
           Other assets.......................        64                    65
                                                  ------                ------
                   Total......................    $1,242                $1,182
                                                  ------                ------
           Less:  accumulated depreciation....      (798)                 (741)
                                                  ------                ------
           Net property, plant and equipment..    $  444                $  441
                                                  ------                ------

--------
Property, plant and equipment include capital leased assets with a net book value of $3 million. Substantially all current and future assets are pledged as security under the Company's credit agreement. Expenditures for property, plant and equipment totaled $4 million for the quarter ending June 30, 2003 and $9 million for the six months ending June 30, 2003.

5. INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". These accounting pronouncements require that we prospectively cease amortization of all intangible assets having indefinite useful economic lives. Such assets are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

         Intangible assets consist of the following (in millions of U. S. dollars):

                                                 JUNE 30, 2003                      DECEMBER 31, 2002
                                        ------------------------------        -----------------------------
                                          GROSS           ACCUMULATED          GROSS          ACCUMULATED
                                         AMOUNT          AMORTIZATION          AMOUNT         AMORTIZATION
     Patents and trademarks.........       $12                $11               $12               $11
     Deferred finance costs.........       $32                $13               $23               $ 5
                                        -------             ------            ------            ------
     Total..........................       $44                $24               $35               $16
                                        =======             ======            ======            ======

     Aggregate Amortization Expense:
     For the six months ended June 30, 2003.................................             $8.0

     Estimated Amortization Expense:
     For the period July 1, 2003 through December 31, 2003..................             $1.0
     For the year ended December 31, 2004...................................             $3.0
     For the year ended December 31, 2005...................................             $3.0
     For the year ended December 31, 2006...................................             $3.0
     For the year ended December 31, 2007...................................             $2.0
     --------
     The increase in amortization expense for 2003 includes a $6 million write-off of deferred financing costs related to the prepayments, refinancing and credit agreement amendments.

6. LONG-TERM DEBT

         Long-term debt at June 30, 2003 and December 31, 2002 consisted of the following (in millions of U. S. dollars):

                                                                                         JUNE 30,       DECEMBER 31,
                                                                                           2003             2002
                                                                                         --------       ------------
        Senior Subordinated Notes..............................................          $    328         $   328
        Senior Second Secured Notes............................................               200              --
        Term Loan A............................................................                28              69
        Term Loan B............................................................                58             155

        Revolver...............................................................                --               6
        Other..................................................................                 2               3
                                                                                         --------         -------
        Total long-term debt...................................................               616             561
        Net premium on senior subordinated notes...............................                 5               5
        Premium on senior second secured notes.................................                 1              --
        Less current portion of long-term debt.................................                 1               1
                                                                                         --------         -------
                                                                                         $    621         $   565
                                                                                         =======          =======

         During the six months ended June 30, 2003, we borrowed $415 million and made payments of $363 million, which includes a mandatory principal payment of $6 million as a result of the excess cash flow calculation under the credit agreement. Other long-term debt consists of trade notes payable totaling $2 million that bear interest rates ranging from 6.75 percent to 8.18 percent and are unsecured and payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. Annual payments will average approximately $1 million.

         On April 9, 2003, the Company completed a private offering, together with RPP CC, its wholly-owned subsidiary, of $175 million aggregate principal amount of 9 1/2% Senior Second Secured Notes Due 2010 (the " Original Notes"). Interest will be payable semi-annually in cash on April 15 and October 15, beginning October 15,

 2003. The proceeds, net of $5 million estimated debt issue costs, from the offering of the Original Notes were used to repay borrowings under the Credit Agreement among the Company, RPP CC, RPPI, Resolution Europe B.V. and, together with the Company, RPP CC and RPP Inc., (the "Borrowers") and the various lenders party thereto, dated as of November 14, 2000 (as amended by the First Amendment thereto, dated as of November 5, 2001, the Second Amendment thereto, dated as of June 25, 2002, the Third Amendment thereto, dated as of December 2, 2002, and the Fourth Amendment thereto, dated as of April 1, 2003, the "Credit Agreement") and for general corporate purposes, including working capital.

         The Company and the other Borrowers executed the Fourth Amendment to the Credit Agreement dated as of April 1, 2003 (the "Credit Agreement Amendment"). The Credit Agreement Amendment, among other things, (a) permitted the Borrowers to issue up to $200 million of the Original Notes and Additional Notes (as defined below) so long as they used at least the first $135 million of net proceeds from the offering of the Notes to prepay the term loans outstanding under the Credit Agreement, (b) amended the financial covenants by eliminating the consolidated interest coverage ratio covenant and the adjusted total leverage ratio covenant and added an adjusted bank leverage ratio covenant, and
(c) reduced the size of the revolving credit facility from $100 million to $75 million.

         In May 2003, the Company and RPP CC registered an identical series of $175 million 9 1/2% Senior Secured Notes due 2010 with the Securities and Exchange Commission and subsequently completed an offer to exchange the unregistered notes for the registered notes.

         On May 22, 2003, the Company completed a private offering, together with RPP CC, its wholly-owned subsidiary, as co-issuer, of an additional $25 million aggregate principal amount of 9 1/2% Senior Second Secured Notes Due 2010 (the "Additional Notes"). The Additional Notes, together with the $175 million aggregate principal amount of Original Notes that were originally issued on April 9, 2003, are treated as a single class of securities under RPP's existing indenture. The net proceeds, net of $2 million estimated debt issue costs from the offering of the Additional Notes, were used for general corporate purposes, including working capital.

         In July 2003, the Company and RPP CC (the "Issuers") registered an identical series of 9 1/2% Senior Second Secured Notes Due 2010 with the Securities and Exchange Commission and subsequently completed an offer to exchange ("Exchange Offer") all of the $200 million unregistered notes for registered notes. The terms of the registered notes issued in the Exchange Offer are substantially identical to the unregistered notes, except that the registered notes are freely tradable by persons other than affiliates.


7. OBLIGATIONS UNDER CAPITAL LEASES

         Capital leases at June 30, 2003 and December 31, 2002 consisted of the following (in millions of U. S. dollars):

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        2003            2002
                                                                                      --------      ------------
        Total capital leases obligation........................................        $    2          $    3
        Less current portion of capital leases obligation......................        $    1          $    1
                                                                                       ------          ------
                                                                                       $    1          $    2
                                                                                       ======          ======

---------
The capital leases were recorded at the present value of the minimum lease payments which also approximated the fair market value of the obligation.

8. INTEREST RATE CAP

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

         As of June 30, 2003, the Company has an interest rate cap agreement for the notional amount of $150 million. The interest rate cap agreement caps the floating rate at 3% and expires on February 28, 2004. The cost of the interest rate cap agreement was $0.2 million and will be amortized over its term.

9. PENSION PLANS, OTHER POST RETIREMENT BENEFITS AND 401(k) PLAN

         The funded pension and unfunded other retirement obligations had the following activity (in millions of U. S. dollars):

                                                                JUNE 30,        DECEMBER 31,
                                                                  2003             2002
                                                                --------        ------------
      Balance at beginning of period...................          $   22           $   31

      Currency translation adjustment..................               -                2
      Net periodic expense accrual.....................               1                4
      Cash contributions...............................               -              (15)
                                                                 ------           ------
      Balance at end of period.........................          $   23           $   22
                                                                 ======           ======

----------
The Company accrues net periodic expense based on an estimate from its consulting actuary. During the six months ended June 30, 2003, the Company revised the average retirement age and average turn over rate to age 60 and 7 per cent from age 58 and 5 percent. This revision in assumptions is expected to have approximately $0.4 million dollar decrease in obligations for the U. S. for 2003. Net periodic pension expense for 2003 is trending to be lower than the 2002 level as a result of recognizing the amortization of benefits related to prior year plan amendments and changes in assumptions.

10. TRANSACTIONS WITH RELATED PARTIES AND CERTAIN OTHER PARTIES

         During the six months ended June 30, 2003, we have continued our numerous agreements with Royal Dutch/Shell Group of Companies, ("Shell"), including the purchase of feedstock, site services, utilities, materials, facilities and operator ship services. There were no material changes regarding our commitments surrounding certain agreements with Shell during the period. During the six months ended June 30, 2003, we have paid Shell $131 million and Shell has paid the Company $9 million.

         In the ordinary course of business, we dispute charges arising from our numerous agreements with Shell as well as with other third party vendors. As with other third party vendors, resolution of disputes may have a significant impact on our financial results.

11. SEGMENT INFORMATION

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

Selected financial data by geographic region are presented below (in millions of U. S. dollars):

                                                                           ASIA
                                                                          PACIFIC
                                                                          EUROPE      AND
                                                                            AND      MIDDLE
                                             U.S.     AFRICA    EAST    ELIMINATION  TOTAL
                                            -----     ------    -----   -----------  ------
AS OF AND FOR THE THREE MONTHS ENDED
  JUNE 30, 2003:

Revenues from external customers .......    $  85     $ 112     $   2     $  --     $ 199
Inter-segment revenues .................        1         3        --        (4)       --
Operating income .......................        1        (1)        1        --         1
Net loss ...............................      (14)       --        --       (14)
Total assets ...........................      489       372         1        --       862

AS OF AND FOR THE THREE MONTHS ENDED
  JUNE 30, 2002:

Revenues from external customers .......    $ 106     $  98     $   3     $  --     $ 207
Inter-segment revenues .................        2         4         1        (7)       --
Operating income .......................       25        (2)       --        --        23
Net income .............................        4        --        --         4
Total assets ...........................      434       321         4        --       759



                                                                           ASIA
                                                                          PACIFIC
                                                                          EUROPE      AND
                                                                            AND      MIDDLE
                                             U.S.     AFRICA    EAST    ELIMINATION  TOTAL
                                            -----     ------    -----   -----------  ------
AS OF AND FOR THE SIX MONTHS ENDED
  JUNE 30, 2003:

Revenues from external customers .......    $ 174     $ 221     $   2     $  --     $ 397
Inter-segment revenues .................        4         5        --        (9)       --
Operating income .......................        9        (6)        1        --         4
Net loss ...............................      (18)       (5)        1       (22)
Total assets ...........................      489       372         1        --       862

AS OF AND FOR THE SIX MONTHS ENDED
  JUNE 30, 2002:

Revenues from external customers .......    $ 201     $ 186     $   7     $  --     $ 394
Inter-segment revenues .................        5         8         3       (16)       --
Operating income .......................       56        (7)       (1)       --        48
Net income .............................       14        (4)       (1)        9
Total assets ...........................      434       321         4        --       759

         Sales revenues are attributed to geographic regions based on the location of the manufacturing facility and/or marketing company, and are not based on location of customer. Intersegment amounts represent sales transactions within and between geographic regions.

12. INCOME TAXES

         The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Deferred tax assets also include net operating losses ("NOL") that will be carryforward or pending carried back. As of June 30, 2003, current deferred income taxes include an estimated $6 million NOL pending the completion and filing of the 2002 tax return in the Netherlands. Once the tax return is completed and filed with the Netherlands tax authorities the $6 million will be reclassified to Taxes Receivable on the Consolidated Balance Sheets.

         Deferred taxes result from differences between the financial and tax basis for assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of June 30, 2003, the Company has recorded a valuation allowance in the amount of $1 million related to the United Kingdom operations.

         As of June 30, 2003, the Company has reclassified to Tax Receivable a total of $6 million. The Tax Receivable is the result of a 2001 Netherlands net operating loss being carried back. We expect to collect this Tax Receivable in the next twelve months.

13. RESTRUCTURING CHARGES

         The Company accrued a charge for employee severance and other exit costs of $6 million in the fourth quarter of 2002 related to a cost reduction program implemented in response to a significant decline in profitability. The global reduction in work force affected approximately 90 employees or 9% of the global work force. Other exit costs relate to a modification of the OMS agreement previously entered into with Shell covering employee termination expenses to be absorbed by the Company. During the current quarter, approximately 39 of the 90 employees have been terminated. The Company expects to complete the restructuring program by the end of 2003. The following is a reconciliation of the severance liability (in millions of U. S. dollars):

                            December 31, 2002       Additions     Deductions       June 30, 2003
                            ------------------      ----------    -----------      --------------
Severance..................             $   6               -          $   4               $   2
                            ------------------      ---------      ----------      --------------

14. COMMITMENTS AND CONTINGENCIES

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

         As of June 30, 2003, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology.

         We have determined that an environmental remediation liability is not needed since we are not aware of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

15. SUPPLEMENTAL CASH FLOW INFORMATION

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

16. OTHER REVENUE

         In 2002 and 2001, the Company entered into BPA technology license agreements wherein the Company granted non-exclusive licenses to third parties to use RPP LLC's technology to construct, operate and maintain and/or repair one licensed plant for the manufacture of BPA. Along with the grant to use the license, the Company will also provide technical assistance in the design, engineering, procurement, training, commissioning and/or start-up of the licensed plant. Revenues from the sale of the BPA technology license and related support services have been and will be recognized using the percentage of completion method. For the three months ended and six months ended June 30, 2003, $0.06 million and $0.12 million, respectively, have been recognized as Other Revenues related to the sale of the BPA technology licenses.

         In May 2002, the Company entered into an exclusive and irrevocable option with a third party to execute a long-term supply contract, wherein the Company received $4.2 million. In June 2002, the Company executed a calcium chloride supply agreement with the third party for fifteen years. Revenues from the sale of the option will be recognized on a straight line basis over fifteen years consistent with the duration of the supply agreement. For the three months ended and six months ended June 30, 2003, $0.07 million and $0.14 million, respectively, has been recognized as Other Revenues related to the sale of the option.

17. DEFERRED REVENUE

         Deferred revenue includes the unamortized balances related to the sale of the BPA technology licenses and the sale of the exclusive and irrevocable option to execute a long-term supply contract. As of June 30, 2003 the balance included in Deferred Revenue for the sale of BPA technology licenses and the sale of the option was $1 million and $4 million, respectively.

18. DEFERRED CREDIT

         Deferred credit includes the remaining balance of proceeds received from Shell under the environmental agreement indemnity payments. The deferred credit amounts are matched against specific environmental capital projects that in effect will reduce the amount of gross environmental capital expenditures. For the six months ended June 30, 2003, the Company spent $6 million related to environmental capital expenditures and recovered $5 million from the environmental indemnification balance included in Deferred Credit. As of June 30, 2003, there is no remaining balance to apply to future environmental capital expenditures.

         The following is a table of the deferred credit activity (in millions of U. S. dollars):

                                     December 31, 2002        Applied to Capital Expenditures         June 30, 2003
                                     --------------------     --------------------------------        --------------
Deferred Credit............                        $   5                                $   5                 $   -
                                     --------------------     --------------------------------        --------------

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

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                 ------------------     ------------------
                                                  2003        2002       2003        2002
                                                  ----        ----       ----        ----
Revenues ...................................       100%        100%       100%        100%
Cost and expenses:

      Purchase and variable product costs ..        72          61         71          57
      Operating expenses ...................        14          15         14          16
      Selling, general and administrative ..         5           6          6           7
      Depreciation and amortization ........         6           4          6           4
      Research and development .............         2           2          2           3
      Special charges ......................        --           1         --           1
                                                  ----        ----       ----        ----
                 Total .....................        99          89         99          88


Operating income ...........................         1          11          1          12

Income from equity investment ..............         1          --         --          --
Interest expense, net ......................        12           9         10           9
                                                  ----        ----       ----        ----

Income (loss) before income taxes (benefit).       (10)          2         (9)          3
Income tax expense (benefit) ...............        (3)         --         (3)          1
                                                  ----        ----       ----        ----
Net income (loss) ..........................        (7)%         2%        (6)%         2%
                                                  ====        ====       ====        ====
EBITDA (1) .................................         7%         16%         7%         18%
                                                  ====        ====       ====        ====

-------------------
(1) EBITDA represents income (loss) before income taxes, interest expense, net, and depreciation and amortization. EBITDA is presented because it is used by investors to analyze and compare operating performance, which includes a company's ability to service and/or incur debt. In addition, management focuses on EBITDA and adjustments to EBITDA because they are used as internal performance measures. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with United States generally accepted accounting principles ("GAAP") or as a measure of a company's profitability or liquidity. EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies. For a reconciliation of EBITDA to net income (loss), see page 22.

         The following is a discussion of significant financial statement items related to our consolidated statements of income. See note 11 of the consolidated financial statements for segment information.

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

   Purchases and Variable Product Costs

       Purchases and variable product costs are primarily comprised of feedstock costs. Feedstock costs are driven primarily by market conditions and volumes fluctuate with production. The significant feedstocks for which we are highly sensitive to the market prices are phenol, acetone, propylene and chlorine. We purchase chlorine, a primary raw material for ECH, under long-term supply contracts with third parties which provide us with producer-like economics by allowing us to buy this raw material at a margin above production cost and thereby lower our manufacturing costs. We also purchase propylene, the other primary raw material for ECH, under long-term supply agreements with Shell that are based on market price less negotiated volume discounts. We purchase phenol and acetone, the primary raw materials for BPA, under supply contracts with Shell and other third parties that are based on discounted market prices and an input-cost formula. Because we are co-located with Shell at several of our facilities, our transportation and logistics costs for certain raw materials which Shell provides to us are also reduced. Variable manufacturing costs, which are primarily utilities, are also a significant component of this line item. Purchases and variable costs are reduced by the sale of by-products generated during the manufacturing process, primarily hydrochloric acid.

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

    Research and Development Expenses

         Research and development expenses are costs associated with new and existing products or customer specific initiatives on new and existing products and costs associated with projects that seek improvements in manufacturing processes. Primarily all of our research and development expenses are generated in one of our three research facilities. This includes costs associated with health, safety and environmental projects.

    Special Charges

         Special charges consist of non-recurring type costs such as transaction, transition and severance costs related to restructuring or cost reduction programs.

    Income from Equity Investment

         Income from equity investment is related to unconsolidated equity investment.

    Interest Expense, net

         Interest expense, net consists of interest expense payable with respect to borrowings under our credit agreement and the existing notes, offset by our interest income from short-term cash investments. Interest expense also includes amortization of deferred financing costs and amortization of the premium and discount for the senior subordinated notes issued in 2002, 2001 and 2000.

    Income Tax Expense

         The Company is organized as a limited liability company and is not subject to U. S. income tax. Income tax information presented includes U. S. income taxes attributed to the Company's operations that are the responsibility of the Company's sole owner, RPP Inc.

         As of June 30, 2003, we have accrued for income taxes, including both deferred and current income tax provisions. Additionally, we made a Section 338(h)(10) election to allow our recapitalization to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes the basis of our U.S. assets has been stepped-up to their fair market values, and we will be able to depreciate our assets using higher basis than the historical amount. This tax basis step-up may reduce cash payments for income taxes over the next four years.

SECOND QUARTER OF 2003 AND 2002 COMPARED

    Revenues

         Revenues decreased by $8 million, or 4%, to $199 million compared to the prior year quarter. The decrease in revenues is a result of decreased average volumes, partially offset by increased average prices. Overall average prices increased by 12% from the prior year period, however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices increased 3%. Overall volumes decreased by 14% from the prior year period as a result of soft demand related to the global recession. The increase in average prices was primarily attributable to the impact of a weaker dollar on our Euro-related sales and to a lesser extent due to modest price increases on certain products.

     Purchases and Variable Product Costs

         Purchases and variable product costs increased by $19 million, or 15%, to $144 million. This increase was largely driven by higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products and the higher cost of natural gas, partially offset by lower sales volume.

     Operating Expenses

         Operating expenses decreased by $6 million, or 19%, to $26 million. The decrease is principally related to the cost reduction program implemented by the Company at the beginning of 2003, lower net periodic pension expense and lower maintenance costs. Pension expense decreased due to the change in estimates in connection with our postretirement medical benefit obligation and to a lesser extent due a reduction of benefits in pension recognized in late 2002. In addition, pension expense also decreased due to a revision of the retirement age and turnover percentage recognized in the second quarter of 2003. Maintenance costs declined but we expect such a decline will be temporary and that maintenance costs will return to historic levels.

     Selling, General and Administrative Expenses

         Selling, general and administrative expenses are flat and totaled $12 million. Although flat, selling, general and administrative expenses had significant activity which was primarily the result of the cost reduction program implemented by the company at the beginning of 2003 and lower net periodic pension expense. Pension expense decreased due to the change in estimates in connection with our post retirement medical benefit obligation and to a lesser extent due a reduction of benefits in pension recognized in late 2002. In addition, pension expense also decreased due to a revision of the retirement age and turnover percentage recognized in the second quarter of 2003.

     Depreciation and Amortization

         Depreciation and amortization increased by $4 million, or 50%, to $12 million. The increase is primarily attributable to an increase in depreciation expense resulting from capital projects placed in service subsequent to the prior year quarter such as the information technology project completed in November 2002.

     Research and Development Expenses

         Research and development costs decreased by $1 million, or 20%, to $4 million. The decrease is primarily due to the cost reduction program implemented by the Company at the beginning of 2003.

     Special Charges

         Special charges decreased by $2 million. The decrease is related to the completion of the Company's transition activities in the last quarter of 2002. Transition activities for the quarter ended June 30, 2002 consisted of non-recurring transition expenses from our predecessor's IT and accounting systems.

     Operating Income

         Operating income decreased by $22 million, or 96%, to $1 million. The decrease was primarily due to decreased revenues, the increases in purchases and variable product costs and depreciation and amortization expenses, partially offset by decreased operating expenses, research and development and special charges.

    Interest expense, net

         Interest expense, net increased by $5 million, or 28%, to a $23 million. The increase is due to a $6 million write-off of deferred financing costs related to the refinancing and credit agreement amendments. The current period does not include bank fees related to a credit agreement amendment in the prior year period for approximately $1 million.

     Income (loss) before Income Taxes

         Income (loss) before taxes decreased by $27 million to a $21 million loss. The decrease is due to the decrease in operating income and increased interest expense, net.

     Income Tax Expense (Benefit)

         Income tax expense (benefit) decreased by $9 million to a $7 million benefit in 2003. The decrease is primarily related to decreased taxable income resulting from decreased operating income and increased interest expense, net.

     Net Income (Loss)

         Net income (loss) decreased by $18 million to $14 million net loss in 2003. The decrease was due to decreased income (loss) before income taxes, partially offset by increased income tax benefit.

     EBITDA

         EBITDA decreased by $18 million, or 56%, to $14 million. The decrease was primarily due to decreased revenues, the increases in purchases and variable product costs, partially offset by decreased operating expenses, and research and development expenses.

FIRST HALF OF 2003 AND 2002 COMPARED

     Revenues

         Revenues increased by $3 million, or 1%, to $397 million compared to the prior year period. The increase in revenues is a result of increased average prices, partially offset by lower volume. The increase in average prices was primarily attributable to the impact of a weaker dollar on our Euro-related sales and to a lesser extent due to modest price increases on certain products. Overall average prices increased by 10% from the prior year period, however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices were flat. Overall volumes decreased by 8% from the prior year period as a result of soft demand related to the global recession.

     Purchases and Variable Product Costs

         Purchases and variable product costs increased by $56 million, or 25%, to $282 million. This increase was largely driven by higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products and the higher cost of natural gas, partially offset by lower sales volume.

     Operating Expenses

         Operating expenses decreased by $8 million, or 13%, to $54 million. The decrease is principally related to the cost reduction program implemented by the Company at the beginning of 2003, lower net periodic pension expense and lower maintenance costs. Pension expense decreased due to the change in estimates in connection with our postretirement medical benefit obligation and to a lesser extent due a reduction of benefits in pension recognized in late 2002. In addition, pension expense also decreased due to a revision of the retirement age and turnover percentage recognized in the second quarter of 2003. Maintenance costs declined but we expect such a decline will be temporary and that maintenance costs will return to historic levels.

     Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased by $2 million, or 7%, to $26 million. The decrease is primarily a result of the cost reduction program implemented by the company at the beginning of 2003 and lower net periodic pension expense. Pension expense decreased due to the change in estimates in connection with our post retirement medical benefit obligation and to a lesser extent due a reduction of benefits in pension. In addition, pension expense also decreased due to a revision of the retirement age and turnover percentage.

     Depreciation and Amortization

         Depreciation and amortization increased by $6 million, or 35%, to $23 million. The increase is primarily attributable to an increase in depreciation expense resulting from capital projects placed in service subsequent to the prior year period, such as the information technology project completed in November 2002.

     Research and Development Expenses

         Research and development costs decreased by $2 million, or 20%, to $8 million. The decrease is primarily due to the cost reduction program implemented by the Company at the beginning of 2003.

     Special Charges

         Special charges decreased by $3 million. The decrease is primarily related to the completion of the Company's transition activities in the last quarter of 2002. Transition activities for the six ended June 30, 2002 consisted of non-recurring transition expenses from our predecessor's IT and accounting systems.

     Operating Income

         Operating income decreased by $44 million, or 92%, to $4 million. The decrease was primarily due to the increases in purchases and variable product costs and depreciation and amortization expenses, partially offset by increased revenues and decreased operating expenses, selling, general and administrative expenses, research and development and special charges.

     Interest expense, net

         Interest expense, net increased by $5 million, or 15%, to a $39 million. The increase is due to a $6 million write-off of deferred financing costs related to the prepayments, refinancing and credit agreement amendment. The current period does not include bank fees related to a credit agreement amendment in the prior year period for approximately $1 million.

     Income (loss) before Income Taxes

         Income (loss) before taxes decreased by $49 million to a $34 million loss. The decrease is due to the decrease in operating income and increased interest expense, net.

     Income Tax Expense (Benefit)

         Income tax expense (benefit) decreased by $18 million to a $12 million benefit in 2003. The decrease is primarily related to decreased taxable income resulting from decreased operating income and increased interest expense, net.

     Net Income (Loss)

         Net income (loss) decreased by $31 million to a $22 million net loss in 2003. The decrease was due to decreased income (loss) before income taxes, partially offset by increased income tax benefit.

     EBITDA

         EBITDA decreased by $38 million, or 58%, to $28 million. The decrease was primarily due to the increases in purchases and variable product costs, partially offset by increased revenues and decreased operating expenses, selling, general and administrative expenses and research and development expenses

         EBITDA is presented because it is used by investors to analyze and compare operating performance, which includes a company's ability to service and/or incur debt. In addition, management focuses on EBITDA and adjustments to EBITDA because they are used as internal performance measures. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with GAAP or as a measure of a company's profitability or liquidity. EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies. The following table reconciles the differences between net income (loss), as determined under GAAP and EBITDA (in millions).

                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                      JUNE 30,              JUNE 30,
                                   2003       2002      2003       2002
                                   ----       ----      ----       ----
Net income (loss)                  $(14)      $  4      $(22)      $  9
Income tax expense (benefit)         (7)         2       (12)         6
Interest expense, net                23         18        39         34
Depreciation and amortization        12          8        23         17
                                   ------------------------------------
EBITDA                             $ 14       $ 32      $ 28       $ 66
                                   ====================================

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2003, our operating cash flow was less than our working capital needs. However, we obtained additional cash from the issuance of $200 million principal amount on the aggregate 9 1/2 % Senior Second Secured Notes Due 2010 and made some prepayments on our credit facility, resulting in an increase of cash and cash equivalents for the period. Our working capital requirements principally include accounts receivable, product and raw materials inventory, labor, equipment and debt service costs. We expect to finance our operations in the future through net cash provided by operating activities, existing cash and cash equivalents on hand, other refinancing vehicles and borrowings under our revolving credit facility. As a result of our high level of debt and the global recession, we will have to continue to generate significant cash flows to meet our current debt service requirements. For a discussion of factors affecting our operating cash flows, see "Outlook for Remainder of 2003" below.

         At June 30, 2003, we had $28 million outstanding under the Term Loan A, $58 million outstanding under the Term Loan B, and $0 million outstanding under the revolving credit facility. This resulted in a borrowing capacity of $56 million after considering $19 million related to letters of credit. In July 2003, $16 million of the $19 million related to letters of credit were released resulting in borrowing capacity of $72 million. During the six months ended June 30, 2003, we borrowed $415 million and made payments of $363 million, which includes a mandatory principal payment of $6 million as a result of the excess cash flow calculation under the credit agreement. Also as of June 30, 2003, we were in compliance with our financial covenant under the credit agreement.

         On April 9, 2003, the Company completed a private offering, together with RPP CC, its wholly-owned subsidiary, of $175 million aggregate principal amount of 9 1/2% Senior Second Secured Notes Due 2010 (the " Original Notes"). Interest is payable semi-annually in cash on April 15 and October 15, beginning October 15, 2003. The proceeds, net of $5 million estimated debt issue costs, from the offering of the Original Notes were used to repay borrowings under the Credit Agreement among the Company, RPP CC, RPPI, Resolution Europe B.V. and, together with the Company, RPP CC and RPP Inc., (the "Borrowers") and the various lenders party thereto, dated as of November 14, 2000 (as amended by the First Amendment thereto, dated as of November 5, 2001, the Second Amendment thereto, dated as of June 25, 2002, the Third Amendment thereto, dated as of December 2, 2002, and the Fourth Amendment thereto, dated as of April 1, 2003, the "Credit Agreement") and for general corporate purposes, including working capital.

         The Company and the other Borrowers executed the Fourth Amendment to the Credit Agreement dated as of April 1, 2003 (the "Credit Agreement Amendment"). The Credit Agreement Amendment, among other things, (a) permitted the Borrowers to issue up to $200 million aggregate principal amount of the Original Notes and the Additional Notes (as defined below) so long as they used at least the first $135 million of net proceeds from the offering of such Notes to prepay the term loans outstanding under the Credit Agreement, (b) amended the financial covenants by eliminating the consolidated interest coverage ratio covenant and the adjusted total leverage ratio covenant and added an adjusted bank leverage ratio covenant, and (c) reduced the size of the revolving credit facility from $100 million to $75 million.

         In May 2003, the Company and RPP CC registered an identical series of 9 1/2% Senior Secured Notes due 2010 in the amountof $175 million with the Securities and Exchange Commission and subsequently completed an offer to exchange the unregistered notes for the registered notes.

         On May 22, 2003, the Company completed a private offering, together with RPP CC, its wholly-owned subsidiary, as co-issuer, of an additional $25 million aggregate principal amount of 9 1/2% Senior Second Secured Notes Due 2010 (the "Additional Notes"). The Additional Notes, together with the $175 million aggregate principal amount of Original Notes that were originally issued on April 9, 2003, are treated as a single class of securities under RPP's existing indenture. The net proceeds, net of $2 million estimated debt issue costs from the offering of the Additional Notes were used for general corporate purposes, including working capital.

         In July 2003, the Company and RPP CC (the "Issuers") registered an identical series of 9 1/2% Senior Second Secured Notes Due 2010 with the Securities and Exchange Commission and subsequently completed an offer to exchange ("Exchange Offer") all of the $200 million unregistered notes for registered notes. The terms of the registered notes issued in the Exchange Offer are substantially identical to the unregistered notes, except that the registered notes are freely tradable by persons other than affiliates.

         As of June 30, 2003, the Company has an interest rate cap agreement for the notional amount of $150 million. The interest rate cap agreement caps the floating rate at 3% and expires on February 28, 2004. The cost of the interest rate cap agreement was $0.2 million and will be amortized over its term.

         For the six months ended June 30, 2003, we used net cash for operating activities of $6 million, used cash in investing activities of $9 million and provided cash from financing activities of $42 million. Investing activities primarily consisted of expenditures for property, plant and equipment. Financing activities primarily consisted of the $200 million of Original Notes and Additional Notes (collectively, the "Notes") and the partial early extinguishment of term loans A and B totaling $135 million. For the six months ended June 30, 2002, we generated net cash provided by operating activities of $34 million, used cash in investing activities of $22 million and used cash in financing activities of $17 million.

         Expenditures for property, plant and equipment totaled $9 million and $23 million for the six months ending June 30, 2003 and 2002, respectively. The $9 million spent in 2003 is made up of $14 million gross amount for operational projects net of $5 million environmental indemnification recovery. Of the $23 million spent in 2002, $11 million was related to the information technology project and $12 million for other capital expenditures.

         Because we have an established infrastructure in place, our capital expenditures are generally not for the building of new plants but for their maintenance, mandatory environmental projects, occasional incremental expansion or cost reduction/efficiency improvement where justified by the expected return on investment. We expect our capital expenditures for 2003 to be approximately $17 to $18 million of which approximately $13 million has been budgeted for maintenance capital expenditures.

         Our high level of debt may preclude us from borrowing any more funds beyond those available under the revolving credit agreement. Based on our current level of operations, anticipated recovery and cost reductions, management believes that our cash flow from operations, together with existing cash and cash equivalents on hand, net proceeds from the issuances of the Notes and future borrowings under our revolving credit facility, if necessary, will be sufficient to fund our working capital needs and expenditures, for property, plant and equipment and debt service obligations, although no assurance can be given in this regard.

OUTLOOK FOR REMAINDER OF 2003

         While the global economy remains in a low growth mode and/or is impacted by regional recessions, we expect our raw material costs to decline somewhat in the latter half of the year due to an anticipated drop in oil prices resulting from the resolution of the conflict in Iraq. Only modest increases in demand are expected, coupled with fairly broad price increases in the remainder of 2003. Once a global recovery takes hold, volumes are expected to rebound along with a continued reduction in average raw material prices, which had increased in the first half of the year due to political instability in the Middle East, including the recent conflict in Iraq, and supply disruptions elsewhere. There can be no assurances that (a) the global recovery will occur during 2003, (b) we will be able to realize margins we have historically achieved as feedstock costs decline, or (c) our feedstock costs will not rise faster than our product prices and reduce our margins.

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

         We accrue for environmental liabilities when the liability is probable and the costs are reasonably estimable. As of June 30, 2003, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. This assessment is based on the lack of evidence of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, for incidents occurring after the closing date of the recapitalization transaction, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

         As mentioned above, we have substantial continuing financial commitments for compliance of environmental matters. During the first half of 2003, we expended a gross total of $6 million in related mandatory EHS capital projects and we recovered $5 million from the Deferred Credit balance. The Deferred Credit balance resulted from the 2002 settlement with Shell. As of June 30, 2003, the Deferred Credit balance is zero. We expect a similar operating environmental commitment to continue in future years; however, the level of financial commitment may increase if the environmental laws and regulations become more stringent.

EFFECTS OF CURRENCY FLUCTUATIONS

         We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated and combined financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with euro-related currencies also being significant. For the six months ended June 30, 2003, 56% of our total revenues and 58% of our total expenses were from companies incorporated outside the United States. For the six months ended June 30, 2002, 49% of our total revenues and 58% of our total expenses were from companies incorporated outside the United States. A substantial amount of assets and liabilities outside the United States are denominated in the euro. The average exchange rate of the U. S. dollar to the euro was approximately 0.8940 to 1.0950 for the six months ended June 30, 2003 and 2002, respectively. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the euro relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on euro-denominated debt, including certain borrowings under the credit agreement, and U.S. dollar denominated debt, including the notes and certain borrowings under the credit agreement.

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

         There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Such risks, uncertainties and other important factors include, among others:


     - general economic and business conditions; including those influenced by international and geopolitical events such as the situation in Iraq and any future terrorist attacks;

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

         These risks and certain other uncertainties are discussed in more detail in our Registration Statement on Form S-4, as amended (File No. 333-106331), which was declared effective by the SEC on July 2, 2003. There may be other factors, including those discussed elsewhere in this report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are engaged in manufacturing and marketing resins in the U. S. and internationally. As a result, the Company is exposed to certain market risks that include financial instruments such as foreign currency, short-term investments, trade receivables, and long-term debt. The Company does not enter into derivative instruments for trading purposes; however, an interest rate cap for a notional amount of $150 million has been previously executed in connection with the Company's credit facility. The interest rate cap protects the Company against rising interest rates fluctuation by capping the floating portion of credit facility interest rate. At June 30, 2003, the credit facility balance does not include any amounts outstanding that are subject to variable interest rates except within the limit of the interest rate cap.

ITEM 4. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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

         Management is aware that certain internal controls continue to be refined and improved. For example, we have implemented an internal control steering committee and commenced the implementation of an internal control software tool to enhance internal controls that will continue to provide us with reasonable assurance that the identified controls are operating as intended.

         Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to us during the period when our periodic reports are being prepared. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation. In addition, there have been no changes in the Company's internal control over financial reporting that have occurred during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)            Exhibits
                 4.1    Indenture dated as of April 9, 2003 among Resolution
                        Performance Products LLC, RPP Capital Corporation and
                        Deutsche Bank Trust Company Americas, as trustee,
                        related to 9 1/2% Senior Second Secured Notes Due 2010
                        (incorporated by reference to Exhibit 4.6 to the
                        Company's Registration Statement on Form S-4 dated April
                        25, 2003 (File No. 333-104750))
                 4.2    Registration Rights Agreement dated May 22, 2003 among
                        Resolution Performance Products LLC, RPP Capital
                        Corporation, Morgan Stanley & Co. Incorporated,
                        Citigroup Capital Markets Inc., Credit Suisse First
                        Boston LLC and J. P. Morgan Securities, Inc.
                        (incorporated by reference to Exhibit 4.9 to the
                        Company's Registration Statement on Form S-4 dated June
                        20, 2003 (File No. 333-106331))
                 10.1   Fourth Amendment dated as of April 1, 2003 to the Credit
                        Agreement dated November 6 2001 (incorporated by
                        reference to Exhibit 10.52 to the Company's Registration
                        Statement on Form S-4 dated April 25, 2003 (File No.
                        333-104750))
                 10.2   Amended and Restated US Security Agreement dated as of
                        April 9, 2003 among Resolution Performance Products
                        Inc., a Delaware corporation, Resolution Performance
                        Products LLC, a Delaware limited liability company, RPP
                        Capital Corporation, a Delaware corporation, and Morgan
                        Stanley & Co., Incorporated (incorporated by reference
                        to Exhibit 10.53 to the Company's Registration Statement
                        on Form S-4 dated April 25, 2003 (File No. 333104750))
                 10.3   Amended and Restated US Pledge Agreement dated as of
                        April 9, 2003 among Resolution Performance Products
                        Inc., a Delaware corporation, Resolution Performance
                        Products LLC, a Delaware limited liability company, RPP
                        Capital Corporation, a Delaware corporation, and Morgan
                        Stanley & Co., Incorporated (incorporated by reference
                        to Exhibit 10.54 to the Company's Registration Statement
                        on Form S-4 dated April 25, 2003 (File No. 333-104750))
                 10.4   Dutch Deed of Pledge dated as of April 9, 2003 among
                        Resolution Performance Products LLC, a Delaware limited
                        liability company, RPP Capital Corporation, a Delaware
                        corporation, Resolution Holdings B. V., a private
                        limited liability company organized and existing under
                        the laws of the Netherlands, Morgan Stanley & Co.
                        Incorporated an Deutsche Bank Trust Company Americas
                        (incorporated by reference to Exhibit 10.55 to the
                        Company's Registration Statement on Form S-4 dated
                        April 25, 2003 (File No. 333-104750))
                 31.1   CFO Section 302 certification
                 31.2   CEO Section 302 certification
                 32     CEO and CFO Section 906 certification
         (b)     Reports on Form 8-K.

                        On April 1, 2003, the Registrants filed a Current Report on Form 8-K to disclose a private placement offering of $175 million of 9 1/2% senior second secured notes due
                        2010 and credit agreement amendment under " Item 5.
                        Other Events", and submitted certain other disclosures under "Item 9. Regulation FD Disclosure.
                        On May 13, 2003, the Registrants filed a Current Report on Form 8-K to disclose the first quarter 2003 earnings press release under "Item 9. Regulation FD Disclosure.
                        On May 15, 2003, the Registrants filed a Current Report on Form 8-K to disclose a private placement offering of $25 million aggregate principal amount of 9 1/2% senior second secured notes due 2010 under "Item 5. Other
                        Events".
                        No financial statements were filed with any of the above
                        Current Reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RESOLUTION PERFORMANCE PRODUCTS LLC


Date: August 14, 2003          By: /s/ J. Travis Spoede
                                   --------------------------------------------
                                   J. Travis Spoede, Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


                               RPP CAPITAL CORPORATION


Date: August 14, 2003          By: /s/ J. Travis Spoede
                                   --------------------------------------------
                                   J. Travis Spoede, Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



     EXHIBIT
     NUMBER                                   DESCRIPTION
     ------                                   -----------

       4.1              Indenture dated as of April 9, 2003 among Resolution
                        Performance Products LLC, RPP Capital Corporation and
                        Deutsche Bank Trust Company Americas, as trustee,
                        related to 9 1/2% Senior Second Secured Notes Due 2010
                        (incorporated by reference to Exhibit 4.6 to the
                        Company's Registration Statement on Form S-4 dated April
                        25, 2003 (File No. 333-104750))
       4.2              Registration Rights Agreement dated May 22, 2003 among
                        Resolution Performance Products LLC, RPP Capital
                        Corporation, Morgan Stanley & Co. Incorporated,
                        Citigroup Capital Markets Inc., Credit Suisse First
                        Boston LLC and J. P. Morgan Securities, Inc.
                        (incorporated by reference to Exhibit 4.9 to the
                        Company's Registration Statement on Form S-4 dated June
                        20, 2003 (File No. 333-106331))
       10.1             Fourth Amendment dated as of April 1, 2003 to the Credit
                        Agreement dated November 6 2001 (incorporated by
                        reference to Exhibit 10.52 to the Company's Registration
                        Statement on Form S-4 dated April 25, 2003 (File No.
                        333-104750))
       10.2             Amended and Restated US Security Agreement dated as of
                        April 9, 2003 among Resolution Performance Products
                        Inc., a Delaware corporation, Resolution Performance
                        Products LLC, a Delaware limited liability company, RPP
                        Capital Corporation, a Delaware corporation, and Morgan
                        Stanley & Co., Incorporated (incorporated by reference
                        to Exhibit 10.53 to the Company's Registration Statement
                        on Form S-4 dated April 25, 2003 (File No. 333104750))
       10.3             Amended and Restated US Pledge Agreement dated as of
                        April 9, 2003 among Resolution Performance Products
                        Inc., a Delaware corporation, Resolution Performance
                        Products LLC, a Delaware limited liability company, RPP
                        Capital Corporation, a Delaware corporation, and Morgan
                        Stanley & Co., Incorporated (incorporated by reference
                        to Exhibit 10.54 to the Company's Registration Statement
                        on Form S-4 dated April 25, 2003 (File No. 333-104750))
       10.4             Dutch Deed of Pledge dated as of April 9, 2003 among
                        Resolution Performance Products LLC, a Delaware limited
                        liability company, RPP Capital Corporation, a Delaware
                        corporation, Resolution Holdings B. V., a private
                        limited liability company organized and existing under
                        the laws of the Netherlands, Morgan Stanley & Co.
                        Incorporated an Deutsche Bank Trust Company Americas
                        (incorporated by reference to Exhibit 10.55 to the
                        Company's Registration Statement on Form S-4 dated
                        April 25, 2003 (File No. 333-104750))
       31.1             CFO Section 302 certification
       31.2             CEO Section 302 certification
       32               CEO and CFO Section 906 certification