Form 10-Q
period 2003-09-30
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2003-11-14
CIK 1132423, 1132424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 2003

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                 Yes [ ] No [X]

At October 31, 2003, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation.

                                TABLE OF CONTENTS

Part I.  Financial Information
         Item 1. Financial Statements

                 Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002
                 (unaudited)                                                                              3

                 Consolidated Statements of Income for the three and nine month periods ended
                 September 30, 2003 and 2002 (unaudited)                                                  4

                 Consolidated Statement of Owner's Deficit for the nine month period ended September
                 30, 2003 (unaudited)                                                                     5

                 Consolidated Statements of Cash Flows for the nine month periods ended September 30,
                 2003 and 2002 (unaudited)                                                                6

                 Notes to Consolidated Financial Statements (unaudited)                                   7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                              15

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                              25

         Item 4. Controls and Procedures                                                                 26
Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                                                        27

Signatures                                                                                               28

ITEM 1.  FINANCIAL STATEMENTS

                       RESOLUTION PERFORMANCE PRODUCTS LLC

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                (IN MILLIONS OF U. S. DOLLARS, EXCEPT FOR UNITS)

                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                    2003           2002
                                                                                -------------  ------------
                                    ASSETS
Current assets:
 Cash and cash equivalents ................................................        $    5         $    4
 Receivables, less allowance of $2 and $2, respectively ...................           112            105
 Due from related parties .................................................             3              3
 Prepaid assets ...........................................................             2             10
 Inventories, less allowance of $1 and $1, respectively ...................           164            145
 Taxes receivable .........................................................            12              3
 Deferred income taxes ....................................................             6             11
                                                                                   ------         ------
     Total current assets .................................................           304            281

Property, plant and equipment, at cost, less accumulated depreciation .....           439            441
Intangible assets, at cost, less accumulated amortization .................            19             19
Investments in equity affiliate ...........................................            10             11
Deferred income taxes .....................................................            59             41
                                                                                   ------         ------
     Total assets .........................................................        $  831         $  793
                                                                                   ======         ======

                       LIABILITIES AND OWNER'S DEFICIT

Current liabilities:
 Accounts payable-trade ...................................................        $  128         $  156
 Other payables and accruals ..............................................            40             17
 Deferred credit ..........................................................             -              5
 Due to related parties ...................................................             -              1
 Taxes payable ............................................................             1              2
 Current portion of long-term debt ........................................             1              1
                                                                                   ------         ------
     Total current liabilities ............................................           170            182

Capital lease obligation ..................................................             1              2
Deferred revenue ..........................................................             5              5
Deferred income taxes .....................................................            75             66
Pensions and other retirement plan obligations ............................            24             22
Long-term debt ............................................................           621            565
                                                                                   ------         ------
     Total liabilities ....................................................           896            842
Commitments and contingencies (Note 15)
Owner's deficit:
 Member interest, 1,000,000 units authorized and issued ...................           102            102
 Accumulated deficit ......................................................          (110)           (80)
 Accumulated other comprehensive loss .....................................           (57)           (71)
                                                                                   ------         ------
     Total owner's deficit ................................................           (65)           (49)
                                                                                   ------         ------
     Total liabilities and owner's deficit ................................        $  831         $  793
                                                                                   ======         ======

           See accompanying notes to consolidated financial statements.

                       RESOLUTION PERFORMANCE PRODUCTS LLC

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                          (IN MILLIONS OF U.S. DOLLARS)

                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                -------------------------------------------
                                                 2003        2002         2003        2002
                                                ------      ------       ------      ------
Revenues ................................       $  188      $  179       $  585      $  571
Other revenues ..........................            1           -            1           2
                                                ------      ------       ------      ------
          Total .........................          189         179          586         573
Cost and expenses:
     Purchases and variable product costs          130         106          412         332
     Operating expenses .................           29          30           83          89
     Selling, general and administrative            13          13           39          44
     Depreciation and amortization ......           12           9           35          26
     Research and development ...........            4           6           12          16
     Special charges ....................            -           3            -           6
                                                ------      ------       ------      ------

          Total .........................          188         167          581         513
                                                ------      ------       ------      ------

Operating income ........................            1          12            5          60

Income from equity investment ...........            -           -            1           1
Interest expense, net ...................           18          15           57          49
                                                ------      ------       ------      ------

Income (loss)before income taxes ........          (17)         (3)         (51)         12
Income tax expense (benefit) ............           (9)         (1)         (21)          5
                                                ------      ------       ------      ------
Net income (loss) .......................       $   (8)     $   (2)      $  (30)     $    7
                                                ======      ======       ======      ======

          See accompanying notes to consolidated financial statements.

                       RESOLUTION PERFORMANCE PRODUCTS LLC

              CONSOLIDATED STATEMENT OF OWNER'S DEFICIT (UNAUDITED)
                         (IN MILLIONS OF U. S. DOLLARS)

                                                                          ACCUMULATED
                                                                             OTHER
                                                   MEMBER   ACCUMULATED  COMPREHENSIVE          COMPREHENSIVE
                                                  INTEREST    DEFICIT       LOSS(a)     TOTAL   INCOME(LOSS)
                                                  --------  -----------  -------------  -----   -------------
Balance, December 31, 2002.....................    $  102     $  (80)       $  (71)     $ (49)
Net loss.......................................                  (30)                     (30)     $  (30)
Currency translation gain, net of $5 tax.......                                 13         13          13
Interest rate swap, net of tax.................                                  1          1           1
Comprehensive loss.............................                                                    $  (16)
                                                   ------     ------        ------      -----      ======
Balance, September 30, 2003....................    $  102     $ (110)       $  (57)     $ (65)
                                                   ======     ======        ======      =====

------------
(a) Accumulated Other Comprehensive Loss at September 30, 2003 is made up of the following components: $58 million net loss for foreign currency translation and $1 million net gain for interest rate swap.

          See accompanying notes to consolidated financial statements.

                       RESOLUTION PERFORMANCE PRODUCTS LLC

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (IN MILLIONS OF U. S. DOLLARS)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                       -----------------
                                                                                        2003       2002
                                                                                       ------     ------
Cash flows (used for) provided by operating activities:
Net income (loss) .................................................................    $  (30)    $    7
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
 Depreciation and amortization ....................................................        35         26
 Amortization of deferred finance costs ...........................................         8          2
 Equity earnings in affiliate .....................................................        (1)        (1)
 Deferred income taxes ............................................................        (6)         5
 Pensions and other retirement plans obligation ...................................         2        (11)
 Deferred revenue .................................................................         -          4
Changes in operating assets and liabilities:
 Receivables, net .................................................................        (2)        (1)
 Due from related parties .........................................................        (1)         -
 Prepaid assets ...................................................................         8          8
 Inventories ......................................................................       (13)        (3)
 Payables and accruals ............................................................       (14)         3
 Taxes receivable .................................................................        (9)        12
 Taxes payable ....................................................................         -         (2)
 Deferred credit ..................................................................        (5)         -
                                                                                       ------     ------
         Net cash (used for) provided by operating activities......................       (28)        49
                                                                                       ------     ------

Cash flows used for investing activities:
 Capital expenditures .............................................................       (13)       (41)
 Distributions from equity affiliate ..............................................         1          1
                                                                                       ------     ------
         Net cash used for investing activities....................................       (12)       (40)
                                                                                       ------     ------

Cash flows provided by (used for) financing activities:
 Repayments of capital lease obligation ...........................................        (1)         -
 Increase in deferred finance costs ...............................................        (9)         -
 Capital contribution .............................................................         -          3
 Proceeds from long-term debt .....................................................       522         48
 Repayments of long-term debt .....................................................      (471)       (63)
                                                                                       ------     ------
         Net cash provided by (used for) financing activities .....................        41        (12)
                                                                                       ------     ------
Net increase (decrease) in cash and cash equivalents ..............................         1         (3)
Cash and cash equivalents at beginning of period ..................................         4          6
                                                                                       ------     ------
Cash and cash equivalents at end of period ........................................    $    5     $    3
                                                                                       ======     ======

Supplemental cash flow information on non cash transactions:

Capital lease obligation incurred .................................................    $    -     $    2
Trade notes payable incurred ......................................................    $    -     $    4

          See accompanying notes to consolidated financial statements.

                       RESOLUTION PERFORMANCE PRODUCTS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

         Products containing epoxy resins serve a wide range of end-users, including automotive, aerospace, electrical, construction and industrial maintenance. Versatic acids and derivatives are specialty products that complement epoxy resins product offerings in the coatings, adhesives and construction industries.

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

2. INVENTORY ADJUSTMENT

         During the third quarter 2003, we became aware that certain manufacturing costs have not been included in finished goods inventory. The cumulative effect of the exclusion of such costs resulted in a $2.4 million overstatement of owner's deficit at December 31, 2002. The effect of not including such costs in finished goods inventory was not material to our historical financial statements or to our expected full year 2003 financial position or results of operations. To properly reflect these costs in inventory, an adjustment to the financial statements was made in third quarter 2003. The impact of the adjustment was to increase inventory by $3.6 million and pretax income for the three and nine months ended September 30, 2003 by $3.6 million ($2.4 million after tax). The adjustment is included in purchases and variable product costs.

3. NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", an Interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" (FIN 46). FIN 46 provides guidance related to identifying variable interest entities (VIEs), including entities more commonly referred to as special purpose entities or SPEs, and in determining whether such entities should be consolidated by the entities' primary beneficiary, defined in FIN 46 as the entity that holds the majority of the variable interests in the

VIE. In addition, FIN 46 requires disclosure for both consolidated and non-consolidated VIEs. Certain disclosure provisions of FIN 46 are effective for financial statements issued after January 31, 2003, and the consolidation requirements applicable to the Company are effective for all periods beginning after June 15, 2003. Although we are still assessing the impact, we do not believe that this interpretation will have a material impact on our consolidated financial statements.

         In April 2003, the FASB issued SFAS No.149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No.149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. Adoption of the standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

4. INVENTORIES OF PRODUCTS

         Product inventories are valued at the lower of cost or net realizable value, cost being determined using a FIFO (First In First Out) method. Effective October 2002, the Company changed its inventory accounting policy in Europe from the weighted-average method to FIFO. The change was made for consistency with the inventory accounting policy in the United States and because the FIFO method provides for a better matching of revenues and expenses. The effect of this change was not material.

Total inventories, less allowance for obsolescence at September 30, 2003 and December 31, 2002 were comprised of the following (in millions of U. S. dollars):

                                  SEPTEMBER 30,  DECEMBER 31,
                                      2003           2002
                                      ----           ----
Raw materials.............           $   12        $    10
Finished products.........              139            122
Materials and supplies....               13             13
                                     ------        -------
      Total...............           $  164        $   145
                                     ======        =======

5. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at September 30, 2003 and December 31, 2002 consisted primarily of manufacturing assets as follows (in millions of U.
S. dollars):

                                    SEPTEMBER 30,  DECEMBER 31,
                                        2003           2002
                                        ----           ----
Plant and equipment..............     $ 1,144        $ 1,084
Office buildings.................          42             33
Other assets.....................          67             65
                                      -------        -------
      Total......................     $ 1,253        $ 1,182
                                      -------        -------
Less:  accumulated depreciation..        (814)          (741)
                                      -------        -------
Net property, plant and equipment     $   439        $   441
                                      -------        -------

Property, plant and equipment include capital leased assets with a net book value of $3 million. Substantially all current and future assets are pledged as security under the Company's credit agreement. Expenditures for property, plant and equipment totaled $4 million for the quarter ending September 30, 2003 and $13 million for the nine months ending September 30, 2003.

6. INTANGIBLE ASSETS

         Intangible assets consist of the following (in millions of U. S. dollars):

                                  SEPTEMBER 30,   DECEMBER 31,
                                      2003            2002
                                      ----            ----
Patents and trademarks.........       $  12           $ 12
Deferred finance costs.........          31             23
                                      -----           ----
Total..........................          43             35
Less accumulated amortization            24             16
                                      -----           ----
                                      $  19           $ 19
                                      =====           ====

The amortization expense for 2003 includes a $6 million write-off of deferred financing costs related to the prepayments, refinancing and credit agreement amendments.

7. LONG-TERM DEBT

         Long-term debt at September 30, 2003 and December 31, 2002 consisted of the following (in millions of U. S. dollars):

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              2003            2002
                                                                              ----            ----
13 1/2 % Senior Subordinated Notes.....................................     $   328          $   328
9 1/2 % Senior Second Secured Notes....................................         200                -
Term Loan A............................................................          28               69
Term Loan B............................................................          58              155
Revolver...............................................................           -                6
Other..................................................................           2                3
                                                                            -------          -------
Total long-term debt...................................................         616              561
Net premium on 13 1/2% senior subordinated notes.......................           5                5
Premium on 9 1/2% senior second secured notes..........................           1                -
Less current portion of long-term debt.................................          (1)              (1)
                                                                            -------          -------
                                                                            $   621          $   565
                                                                            =======          =======

         During the nine months ended September 30, 2003, we borrowed $522 million and made payments of $471 million, which includes a mandatory principal payment of $6 million as a result of the excess cash flow calculation under the credit agreement. Other long-term debt consists of trade notes payable totaling $2 million that bear interest rates ranging from 6.75 percent to 8.18 percent and are unsecured and payable over thirty-nine months with one of our vendors for the purchase of computer equipment and related services. Annual payments will average approximately $1 million.

         On April 9, 2003, the Company completed a private offering, together with RPP CC, its wholly-owned subsidiary, of $175 million aggregate principal amount of 9 -1/2% Senior Second Secured Notes Due 2010 (the "Original Notes"). Interest will be payable semi-annually in cash on April 15 and October 15, beginning October 15, 2003. The proceeds, net of $5 million estimated debt issue costs, from the offering of the Original Notes were used to repay borrowings under the Credit Agreement among the Company, RPP CC, RPPI, Resolution Europe B.V.

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

         In May 2003, the Company and RPP CC registered an identical series of $175 million 9 -1/2% Senior Second Secured Notes due 2010 with the Securities and Exchange Commission and subsequently completed an offer to exchange the unregistered notes for the registered notes.

         On May 22, 2003, the Company completed a private offering, together with RPP CC, its wholly-owned subsidiary, as co-issuer, of an additional $25 million aggregate principal amount of 9-1/2% Senior Second Secured Notes Due 2010 (the "Additional Notes"). The Additional Notes, together with the $175 million aggregate principal amount of Original Notes that were originally issued on April 9, 2003, are treated as a single class of securities under RPP's existing indenture. The net proceeds, net of $2 million estimated debt issue costs from the offering of the Additional Notes, were used for general corporate purposes, including working capital.

         In July 2003, the Company and RPP CC registered an identical series of 9 -1/2% Senior Second Secured Notes Due 2010 with the Securities and Exchange Commission and subsequently completed an offer to exchange all of the unregistered notes for registered notes. As a result of these two exchange offers, all of the outstanding $200 million of 9 -1/2% Senior Second Secured Notes due 2010 are registered notes.

8. OBLIGATIONS UNDER CAPITAL LEASES

         Capital leases at September 30, 2003 and December 31, 2002 consisted of the following (in millions of U. S. dollars):

                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                               2003           2002
                                                                               ----           ----
Total capital leases obligation........................................        $  2           $  3
Less current portion of capital leases obligation......................          (1)            (1)
                                                                               ----           ----
                                                                               $  1           $  2
                                                                               ====           ====

The capital leases were recorded at the present value of the minimum lease payments which also approximated the fair market value of the obligation.

9. INTEREST RATE CAP

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

         As of September 30, 2003, the Company has an interest rate cap agreement for the notional amount of $150 million. The interest rate cap agreement caps the floating rate at 3% and expires on February 28, 2004. The cost of the interest rate cap agreement was $0.2 million.

10. PENSION PLANS, OTHER POST RETIREMENT BENEFITS AND 401(k) PLAN

         The funded pension and unfunded other retirement obligations had the following activity (in millions of U. S. dollars):

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2003          2002
                                                        ----          ----
Balance at beginning of period...................       $ 22          $ 31
Currency translation adjustment..................          -             2
Net periodic expense accrual.....................          2             4
Cash contributions...............................          -           (15)
                                                        ----          ----
Balance at end of period.........................       $ 24          $ 22
                                                        ====          ====

The Company accrues net periodic expense based on an estimate from its consulting actuary. During the nine months ended September 30, 2003, the Company revised the average retirement age and average turn-over rate to age 60 and 7 percent from age 58 and 5 percent. This revision in assumptions is expected to have approximately $0.4 million dollar decrease in obligations for the U. S. for 2003. Net periodic pension expense for 2003 is trending to be lower than the 2002 level as a result of recognizing the amortization of benefits related to prior year plan amendments and changes in assumptions.

11. TRANSACTIONS WITH RELATED PARTIES AND CERTAIN OTHER PARTIES

         During the nine months ended September 30, 2003, we have continued our numerous agreements with Royal Dutch/Shell Group of Companies, ("Shell"), including the purchase of feedstock, site services, utilities, materials, facilities and operator type services. There were no material changes regarding our commitments surrounding certain agreements with Shell during the period. During the nine months ended September 30, 2003, we have paid Shell $231 million and Shell has paid the Company $13 million.

         In the ordinary course of business, we dispute charges arising from our numerous agreements with Shell as well as with other third party vendors. As with other third party vendors, resolution of disputes may have a significant impact on our financial results.

12. SEGMENT INFORMATION

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

Selected financial data by geographic region are presented below (in millions of U. S. dollars):

                                                                             ASIA
                                                                            PACIFIC
                                                                   EUROPE     AND
                                                                    AND     MIDDLE
                                                            U.S.   AFRICA    EAST     ELIMINATION   TOTAL
                                                           -----   ------    ----     -----------   -----
AS OF AND FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2003:

Revenues from external customers........................   $  89   $  100    $  --      $    --     $ 189
Inter-segment revenues..................................       3        2       --           (5)       --
Operating income(loss)..................................       6       (4)      (1)          --         1
Net loss................................................      (6)      (2)      --           --        (8)
Total assets............................................     462      368        1           --       831

AS OF AND FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2002:

Revenues from external customers........................   $  80   $   98    $   1      $    --     $ 179
Inter-segment revenues..................................       4        2        1           (7)       --
Operating income (loss).................................      18       (6)      --           --        12
Net income (loss).......................................       3       (6)       1           --        (2)
Total assets............................................     438      318        2           --       758

                                                                             ASIA
                                                                            PACIFIC
                                                                   EUROPE     AND
                                                                    AND     MIDDLE
                                                            U.S.   AFRICA    EAST     ELIMINATION   TOTAL
                                                           -----   ------    ----     -----------   -----
AS OF AND FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2003:

Revenues from external customers........................   $ 263   $  321    $   2      $    --     $ 586
Inter-segment revenues..................................       7        7       --          (14)       --
Operating income (loss).................................      15      (10)      --           --         5
Net income (loss).......................................     (24)      (7)       1           --       (30)
Total assets............................................     462      368        1           --       831

AS OF AND FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2002:

Revenues from external customers........................   $ 281   $  284    $   8      $    --     $ 573
Inter-segment revenues..................................       9       10        4          (23)       --
Operating income (loss).................................      74      (13)      (1)          --        60
Net income (loss).......................................      17      (10)      --           --         7
Total assets............................................     438      318        2           --       758

         Sales revenues are attributed to geographic regions based on the location of the manufacturing facility and/or marketing company, and are not based on location of customer. Inter-segment amounts represent sales transactions within and between geographic regions.

13. INCOME TAXES

         The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Deferred tax assets also include net operating losses ("NOL") that will be carried forward or are pending carry back.

         Deferred taxes result from differences between the financial and tax basis for assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

         As of September 30, 2003, the Company has reclassified to Tax Receivable a total of $12 million. The Tax Receivable is the result of a 2001 and 2002 Netherlands net operating loss being carried back. We expect to collect this Tax Receivable in the next twelve months.

14. RESTRUCTURING CHARGES

         The Company accrued a charge for employee severance and other exit costs of $6 million in the fourth quarter of 2002 related to a cost reduction program implemented in response to a significant decline in profitability. The global reduction in work force affected approximately 90 employees or 9% of the global work force. Other exit costs relate to a modification of the OMS agreement previously entered into with Shell covering employee termination expenses to be absorbed by the Company. As of September 30, 2003, all the employees related to the reduction in work force have been terminated and the remaining liability will be paid out through early 2004. The following is a reconciliation of the severance liability (in millions of U. S. dollars):

                              December 31, 2002       Additions     Deductions       September 30, 2003
                              -----------------       ---------     ----------       ------------------
Severance..................        $    6                 -            $  5                 $   1
                                   ------                --            ----                 -----

15. COMMITMENTS AND CONTINGENCIES

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

         As of September 30, 2003, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology.

         The Company is not aware of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

16. SUPPLEMENTAL CASH FLOW INFORMATION

         The Company translates its foreign subsidiary's financial statements for consolidation in accordance with SFAS 52 (Foreign Currency Translation), using the current rate method. As a result, consolidated balance sheets are affected by the non-cash foreign currency translation adjustments. The statement of cash flows has been adjusted to exclude the non-cash effects of the foreign currency translation adjustments coming from the consolidated balance sheets.

17. OTHER REVENUE

         In 2002 and 2001, the Company entered into BPA technology license agreements wherein the Company granted non-exclusive licenses to third parties to use RPP LLC's technology to construct, operate and maintain and/or repair one licensed plant for the manufacture of BPA. Along with the grant to use the license, the Company will also provide technical assistance in the design, engineering, procurement, training, commissioning and/or start-up of the licensed plant. Revenues from the sale of the BPA technology license and related support services have been and will be recognized using the percentage of completion method. For the three months ended and nine months ended September 30, 2003, $0.36 million and $0.49 million, respectively, have been recognized as Other Revenues related to the sale of the BPA technology licenses.

         In May 2002, the Company entered into an exclusive and irrevocable option with a third party to execute a long-term supply contract, wherein the Company received $4.2 million. In June 2002, the Company executed a calcium chloride supply agreement with the third party for fifteen years. Revenues from the sale of the option will be recognized on a straight line basis over fifteen years consistent with the duration of the supply agreement. For the three months ended and nine months ended September 30, 2003, $0.07 million and $0.21 million, respectively, have been recognized as Other Revenues related to the sale of the option.

18. DEFERRED REVENUE

         Deferred revenue includes the unamortized balances related to the sale of the BPA technology licenses and the sale of the exclusive and irrevocable option to execute a long-term supply contract. As of September 30, 2003 the balance included in Deferred Revenue for the sale of BPA technology licenses and the sale of the option was $1 million and $4 million, respectively.

19. DEFERRED CREDIT

         Deferred credit includes the remaining balance of proceeds received from Shell under the environmental agreement indemnity payments. The deferred credit amounts are matched against specific environmental capital projects that in effect will reduce the amount of gross environmental capital expenditures. For the nine months ended September 30, 2003, the Company spent $6 million related to environmental capital expenditures and utilized $5 million from the environmental indemnification balance included in Deferred Credit. As of September 30, 2003, there is no remaining balance to apply to future environmental capital expenditures.

The following is a table of the deferred credit activity (in millions of U. S. dollars):

                               December 31, 2002          Applied to Capital Expenditures       September 30, 2003
                               -----------------          -------------------------------       ------------------
Deferred Credit............          $   5                            $     5                         $   -
                                     -----                            -------                         -----

20. SUBSEQUENT EVENT

         On November 14, 2003, a wholly owned subsidiary of the Company completed the sale of forty percent of the outstanding shares in Japan Epoxy Resins Co., Ltd to its joint venture partner, Mitsubishi Chemical Company for a purchase price of over $20 million. In connection with the sale of its shares, a new joint venture agreement, technology license agreement and trademark license agreement were negotiated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Management's Discussion and Analysis of Financial Condition and Results of Operations and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "believe", "anticipate", "estimate", "expect", "intend", and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable; it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks; uncertainties and assumptions, including those discussed under the heading "Cautionary Statements for Forward Looking Information" and elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     You should read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in conjunction with the corresponding sections and the Company's audited consolidated and combined financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of income, expressed as a percentage of revenues.

                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                    ------------------   -----------------
                                                     2003        2002     2003       2002
                                                     ----        ----     ----       ----
Revenues.........................................    100%        100%     100%       100%
Cost and expenses:
     Purchases and variable product costs........     69          59       70         58
     Operating expenses..........................     15          17       14         16
     Selling, general and administrative.........      7           8        7          8
     Depreciation and amortization...............      6           5        6          4
     Research and development....................      2           3        2          3
     Special charges.............................      -           2        -          1
                                                     ---         ---      ---        ---
         Total...................................     99          94       99         90

Operating income.................................      1           6        1         10

Income from equity investment....................      -           -        -          -
Interest expense, net............................     10           8       10          8
                                                     ---         ---      ---        ---

Income  (loss) before income taxes (benefit).....     (9)         (2)      (9)         2
Income tax expense (benefit).....................     (5)          -       (4)         1
                                                     ---         ---      ---        ---

Net income (loss) ...............................     (4)%        (2)%     (5)%        1%
                                                     ===         ===      ===        ===

EBITDA (1).......................................      7%         12%       7%        15%
                                                     ===         ===      ===        ===

-------------
(1) EBITDA represents income (loss) before income taxes, interest expense, net, and depreciation and amortization. EBITDA is presented because it is used by investors to analyze and compare operating performance, which includes a company's ability to service and/or incur debt. In addition, management focuses on EBITDA and adjustments to EBITDA because they are used as internal performance measures. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with United States generally accepted accounting principles ("GAAP") or as a measure of a company's profitability or liquidity. EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies. For a reconciliation of EBITDA to net income (loss), see page 21.

         The following is a discussion of significant financial statement items related to our consolidated statements of income. See note 12 of the consolidated financial statements for segment information.

   Revenues

     Our revenues are primarily generated through the sale of our three main product lines: (1) epoxy resins, (2) versatic acids and derivatives, and (3) sales of BPA to third parties. In addition, we sell small amounts of ECH to third parties. Revenues have historically been driven by volumes, market prices and foreign currency fluctuations. Revenues also include other income derived primarily from royalty income and commission income.

   Other revenues

     Other revenues consist mainly of the sale of a BPA technology license and related support services.

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

   Income from Equity Investment

     Income from equity investment is related to our unconsolidated equity investment.

   Interest Expense, net

     Interest expense, net consists of interest expense payable with respect to borrowings under our credit agreement. existing notes and miscellaneous interest expense, offset by our interest income from short-term cash investments. Interest expense also includes amortization of deferred financing costs and amortization of the premium and discount for the senior subordinated notes issued in 2002, 2001 and 2000.

   Income Tax Expense

     The Company is organized as a limited liability company and is not subject to U. S. income tax. Income tax information presented includes U. S. income taxes attributed to the Company's operations that are the responsibility of the Company's sole owner, RPP Inc.

     As of September 30, 2003, we have accrued for income taxes, including both deferred and current income tax provisions. Additionally, we made a Section 338(h)(10) election to allow our recapitalization to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes the basis of our U.S. assets has been stepped-up to their fair market values, and we will be able to depreciate our assets using higher basis than the historical amount. This tax basis step-up may reduce cash payments for income taxes over the next four years.

THIRD QUARTER OF 2003 AND 2002 COMPARED

   Revenues

     Revenues increased by $10 million, or 6%, to $189 million compared to the prior year quarter. The increase in revenues is a result of increased average prices, partially offset by decreased average volumes. Overall average prices increased by 7% from the prior year period, however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices decreased 2%. Overall volumes decreased by 2% from the prior year period as a result of soft demand related to the global recession. The increase in average prices was primarily attributable to the impact of a weaker dollar on our Euro-related sales and to a lesser extent due to modest price increases on certain products.

         Purchases and Variable Product Costs

                  Purchases and variable product costs increased by $24 million, or 23%, to $130 million. This increase was largely driven by higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products and the higher cost of natural gas, partially offset by lower sales volume and the inventory adjustment discussed in Note 2 of the consolidated financial statements.

         Operating Expenses

                  Operating expenses decreased by $1 million, or 3%, to $29 million. The decrease is principally related to the cost reduction program implemented by the Company at the beginning of 2003, lower net periodic pension expense and lower maintenance costs. Pension expense decreased due to the change in estimates in connection with our postretirement medical benefit obligation and to a lesser extent due a reduction of benefits in pension recognized in late 2002. In addition, pension expense also decreased due to a revision of the retirement age and turnover percentage recognized in the second quarter of 2003. Maintenance costs declined but we expect such a decline will be temporary and that maintenance costs will return to historic levels.

         Selling, General and Administrative Expenses

                  Selling, general and administrative expenses are flat and totaled $13 million. Although flat, selling, general and administrative expenses had significant activity which was primarily the result of the cost reduction program implemented by the company at the beginning of 2003 and lower net periodic pension expense. Pension expense decreased due to the change in estimates in connection with our post retirement medical benefit obligation and to a lesser extent due a reduction of benefits in pension recognized in late 2002. In addition, pension expense also decreased due to a revision of the retirement age and turnover percentage recognized in the second quarter of 2003. Also, included in the current period is an insurance refund of approximately $1 million related to prior periods. The current period does not include capitalization of personnel costs related to the information technology project that was reflected in the third quarter of 2002.

         Depreciation and Amortization

                  Depreciation and amortization increased by $3 million, or 33%, to $12 million. The increase is primarily attributable to an increase in depreciation expense resulting from capital projects placed in service subsequent to the prior year quarter such as the information technology project completed in November 2002.

         Research and Development Expenses

                  Research and development expenses decreased by $2 million, or 33%, to $4 million. The decrease is primarily due to the cost reduction program implemented by the Company at the beginning of 2003.

         Special Charges

         Special charges decreased by $3 million. The decrease is related to the completion of the Company's transition activities in the last quarter of 2002. Transition activities for the quarter ended September 30, 2002 consisted of non-recurring transition expenses from our predecessor's IT and accounting systems.

         Operating Income

                  Operating income decreased by $11 million, or 92%, to $1 million The decrease was primarily due increases in purchases and variable product costs and depreciation and amortization expenses, partially offset by increased revenue and decreased operating expenses, research and development and special charges.

         Interest expense, net

                  Interest expense, net increased by $3 million, or 20%, to $18 million. The increase is due to a higher average outstanding debt balances and higher average interest rates.

         Income (loss) before Income Taxes

                  Loss before income taxes increased by $14 million to a $17 million loss. The increase is due to the decrease in operating income and increased interest expense, net.

         Income Tax Expense (Benefit)

                  Income tax benefit increased by $8 million to a $9 million benefit in 2003. The increase is primarily related to decreased taxable income resulting from decreased operating income and increased interest expense, net.

         Net Income (Loss)

                  Net loss increased by $6 million to $8 million net loss in 2003. The increase was due to increased loss before income taxes, partially offset by increased income tax benefit.

         EBITDA

                  EBITDA decreased by $8 million, or 38%, to $13 million. The decrease was primarily due to increases in purchases and variable product costs and depreciation and amortization expenses, partially offset by increased revenue and decreased operating expenses, research and development.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues

                  Revenues increased by $13 million, or 2%, to $586 million compared to the prior year period. The increase in revenues is a result of increased average prices, partially offset by lower volume. The increase in average prices was primarily attributable to the impact of a weaker dollar on our Euro-related sales and to a lesser extent due to modest price increases on certain products. Overall average prices increased by 9% from the prior year period, however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices were flat. Overall volumes decreased by 6% from the prior year period as a result of soft demand related to the global recession.

         Purchases and Variable Product Costs

                  Purchases and variable product costs increased by $80 million, or 24%, to $412 million. This increase was largely driven by higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products and the higher cost of natural gas, partially offset by lower sales volume and the inventory adjustment discussed in Note 2 of the consolidated financial statements.

         Operating Expenses

                  Operating expenses decreased by $6 million, or 7%, to $83 million. The decrease is principally related to the cost reduction program implemented by the Company at the beginning of 2003, lower net periodic pension expense and lower maintenance costs. Pension expense decreased due to the change in estimates in connection with our postretirement medical benefit obligation and to a lesser extent due a reduction of benefits in pension recognized in late 2002. In addition, pension expense also decreased due to a revision of the retirement age and turnover percentage recognized in the second quarter of 2003. Maintenance costs declined but we expect such a decline will be temporary and that maintenance costs will return to historic levels.

         Selling, General and Administrative Expenses

                  Selling, general and administrative expenses decreased by $5 million, or 11%, to $39 million. The decrease is primarily a result of the cost reduction program implemented by the company at the beginning of 2003 and lower net periodic pension expense. Pension expense decreased due to the change in estimates in connection with our post retirement medical benefit obligation and to a lesser extent due a reduction of benefits in pension. In addition, pension expense also decreased due to a revision of the retirement age and turnover percentage. Also, included in the current period is an insurance refund of approximately $1 million related to prior periods.

         Depreciation and Amortization

                  Depreciation and amortization increased by $9 million, or 35%, to $35 million. The increase is primarily attributable to an increase in depreciation expense resulting from capital projects placed in service subsequent to the prior year period, such as the information technology project completed in November 2002.

         Research and Development Expenses

                  Research and development expenses decreased by $4 million, or 25%, to $12 million. The decrease is primarily due to the cost reduction program implemented by the Company at the beginning of 2003.

         Special Charges

                  Special charges decreased by $6 million. The decrease is primarily related to the completion of the Company's transition activities in the last quarter of 2002. Transition activities for the nine months ended September 30, 2002 consisted of non-recurring transition expenses from our predecessor's IT and accounting systems.

         Operating Income

                  Operating income decreased by $55 million, or 92%, to $5 million. The decrease was primarily due increases in purchases and variable product costs and depreciation and amortization expenses, partially offset by increased revenue and decreased operating expenses, research and development and special charges.

         Interest expense, net

                  Interest expense, net increased by $8 million, or 16%, to a $57 million. The increase is due to a $6 million write-off of deferred financing costs related to the prepayments, refinancing and credit agreement amendment. In addition, the increase is also due to a higher average outstanding debt balances and higher average interest rates. The current period does not include bank fees related to a credit agreement amendment in the prior year period for approximately $1 million.

         Income (loss) before Income Taxes

                  Income (loss) before taxes decreased by $63 million to a $51 million loss. The decrease is due to the decrease in operating income and increased interest expense, net.

         Income Tax Expense (Benefit)

                  Income tax expense (benefit) decreased by $26 million to a $21 million benefit in 2003. The decrease is primarily related to decreased taxable income resulting from decreased operating income and increased interest expense, net.

         Net Income (Loss)

                  Net income (loss) decreased by $37 million to a $30 million net loss in 2003. The decrease was due to decreased income (loss) before income taxes, partially offset by increased income tax benefit.

         EBITDA

                  EBITDA decreased by $46 million, or 53%, to $41 million. The decrease was primarily due to increases in purchases and variable product costs and depreciation and amortization expenses, partially offset by increased revenue and decreased operating expenses, and research and development expenses.

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

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                        2003             2002            2003            2002
                                        ----             ----            ----            ----
Net income (loss)                       $ (8)            $ (2)          $ (30)           $  7
Income tax expense (benefit)              (9)              (1)            (21)              5
Interest expense, net                     18               15              57              49
Depreciation and amortization             12                9              35              26
                                        ----             ----            ----            ----

EBITDA                                  $ 13             $ 21           $  41            $ 87
                                        ====             ====           =====            ====

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2003, our operating cash flow was less than our working capital needs. However, we obtained additional cash from the issuance of $200 million aggregate principal amount of 9 1/2 % Senior Second Secured Notes Due 2010 and made some prepayments on our credit facility, resulting in a modest increase of cash and cash equivalents for the period. Our working capital requirements principally include accounts receivable, product and raw materials inventory, labor, equipment and debt service costs. We expect to finance our operations in the future through net cash provided by operating activities, existing cash and cash equivalents on hand, other refinancing vehicles, and borrowings under our revolving credit facility and, to the extent needed, sales of non-core assets. As a result of our high level of debt and the global recession, we will have to generate significantly more cash flows through operating activities, borrowing and asset sales to meet our current debt service requirements. For a discussion of factors affecting our operating cash flows, see "Outlook for Remainder of 2003" below.

         At September 30, 2003, we had $28 million outstanding under the Term Loan A, $58 million outstanding under the Term Loan B, and no borrowings outstanding under the revolving credit facility. This resulted in a borrowing capacity of $56 million after considering $18 million related to letters of credit. Subsequent to September 30, 2003, $15 million of the $18 million related to letters of credit were released. During the nine months ended September 30, 2003, we borrowed $522 million and made payments of $471 million, which includes a mandatory principal payment of $6 million as a result of the excess cash flow calculation under the credit agreement. Also as of September 30, 2003, we were in compliance with our financial covenant under the credit agreement.

         On April 9, 2003, the Company completed a private offering, together with RPP CC, its wholly-owned subsidiary, of $175 million aggregate principal amount of 9 1/2% Senior Second Secured Notes Due 2010 (the "Original Notes"). Interest is payable semi-annually in cash on April 15 and October 15, beginning October 15, 2003. The proceeds, net of $5 million estimated debt issue costs, from the offering of the Original Notes were used to repay borrowings under the Credit Agreement among the Company, RPP CC, RPPI, Resolution Europe B.V. , (the "Borrowers") and the various lenders party thereto, dated as of November 14, 2000 (as amended by the First Amendment thereto, dated as of November 5, 2001, the Second Amendment thereto, dated as of June 25, 2002, the Third Amendment thereto, dated as of December 2, 2002, and the Fourth Amendment thereto, dated as of April 1, 2003, the "Credit Agreement") and for general corporate purposes, including working capital.

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

         In May 2003, the Company and RPP CC registered an identical series of 9 1/2% Senior Second Secured Notes due 2010 in the amount of $175 million with the Securities and Exchange Commission and subsequently completed an offer to exchange the unregistered notes for the registered notes.

         On May 22, 2003, the Company completed a private offering, together with RPP CC, its wholly-owned subsidiary, as co-issuer, of an additional $25 million aggregate principal amount of 9 1/2% Senior Second Secured Notes Due 2010 (the "Additional Notes"). The Additional Notes, together with the $175 million aggregate principal amount of Original Notes that were originally issued on April 9, 2003, are treated as a single class of securities under RPP's existing indenture. The proceeds, net of $2 million estimated debt issue costs from the offering of the Additional Notes were used for general corporate purposes, including working capital.

         In July 2003, the Company and RPP CC registered an identical series of 9 1/2% Senior Second Secured Notes Due 2010 with the Securities and Exchange Commission and subsequently completed an offer to exchange all of the unregistered notes for registered notes. As a result of these two exchange offers, all of the outstanding $200 million of 9 1/2% Senior Second Secured Notes due 2010 are registered notes.

         As of September 30, 2003, the Company has an interest rate cap agreement for the notional amount of $150 million. The interest rate cap agreement caps the floating rate at 3% and expires on February 28, 2004. The cost of the interest rate cap agreement was $0.2 million and will be amortized over its term.

         For the nine months ended September 30, 2003, we used net cash for operating activities of $28 million, used cash in investing activities of $12 million and provided cash from financing activities of $41 million. Investing activities primarily consisted of expenditures for property, plant and equipment. Financing activities primarily consisted of the $200 million of Original Notes and Additional Notes (collectively, the "Notes") and the partial early extinguishment of term loans A and B totaling $135 million. For the nine months ended September 30, 2002, we generated net cash provided by operating activities of $49 million, used cash in investing activities of $40 million and used cash in financing activities of $12 million.

         Expenditures for property, plant and equipment totaled $13 million and $41 million for the nine months ending September 30, 2003 and 2002, respectively. The $13 million spent in 2003 is made up of $18 million gross amount for operational projects net of $5 million environmental indemnification recovery. Of the $41 million spent in 2002, $24 million was related to the information technology project and $17 million for other capital expenditures.

         Because we have an established infrastructure in place, our capital expenditures are generally not for the building of new plants but for their maintenance, mandatory environmental projects, occasional incremental expansion or cost reduction/efficiency improvement where justified by the expected return on investment. We expect our gross capital expenditures for 2003 to be approximately $21 to $22 million of which approximately $13 million has been budgeted for maintenance capital expenditures.

         On November 14, 2003, a wholly owned subsidiary of the Company completed the sale of forty percent of the outstanding shares in Japan Epoxy Resins Co., Ltd to its joint venture partner, Mitsubishi Chemical Company for a purchase price of over $20 million. In connection with the sale of its shares, a new joint venture agreement, technology license agreement and trademark license agreement were negotiated

         Our high level of debt may preclude us from borrowing any more funds beyond those available under the revolving credit agreement. Based on our current level of operations, anticipated recovery and cost reductions, management believes that our cash flow from operations, together with existing cash and cash equivalents on hand, net proceeds from the issuances of the Notes, future borrowings under our revolving credit facility and sales of non-core assets, if necessary, will be sufficient to fund our working capital needs and expenditures, for property, plant and equipment and debt service obligations in the foreseeable future, although no assurance can be given in this regard.

OUTLOOK FOR REMAINDER OF 2003

         While the global economy remains in a low growth mode, we expect an increase in demand coupled with relatively flat raw material costs compared to the most recent quarter. Once a global recovery takes hold, volumes are expected to rebound along with a continued reduction in average raw material prices, which had increased in the first half of the year due to political instability in the Middle East, including the recent conflict in Iraq, and supply disruptions elsewhere. There can be no assurances that (a) the global recovery will occur during 2003, (b) we will be able to realize margins we have historically achieved as feedstock costs decline, or (c) our feedstock costs will not rise faster than our product prices and reduce our margins.

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

         We accrue for environmental liabilities when the liability is probable and the costs are reasonably estimable. As of September 30, 2003, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. This assessment is based on the lack of evidence of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, for incidents occurring after the closing date of the recapitalization transaction, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

         As mentioned above, we have substantial continuing financial commitments for compliance of environmental matters. During the nine months ended September 30, 2003, we expended a gross total of $10 million related mandatory EHS capital projects and we recovered $5 million from the Deferred Credit balance. The Deferred Credit balance resulted from the 2002 settlement with Shell. As of September 30, 2003, the Deferred Credit balance is zero. We expect a similar operating environmental commitment to continue in future years; however, the level of financial commitment may increase if the environmental laws and regulations become more stringent.

EFFECTS OF CURRENCY FLUCTUATIONS

         We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated and combined financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in Euros, with the U. S. dollar also being significant. For the nine months ended September 30, 2003, 55% of our total revenues and 57% of our total expenses were from companies incorporated outside the United States. For the nine months ended September 30, 2002, 51% of our total revenues and 60% of our total expenses were from companies incorporated outside the United States. A substantial amount of assets and liabilities outside the United States are denominated in the Euro. The average exchange rate of the U. S. dollar to the Euro was approximately 0.8623 to 1.0193 for the nine months ended September 30, 2003 and 2002, respectively. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the euro relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on Euro-denominated debt, including certain borrowings under the credit agreement, and U.S. dollar denominated debt, including the notes and certain borrowings under the credit agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  We are engaged in manufacturing and marketing resins in the U.
S. and internationally. As a result, the Company is exposed to certain market risks that include financial instruments such as foreign currency, short-term investments, trade receivables, and long-term debt. The Company does not enter into derivative instruments for trading purposes; however, an interest rate cap for a notional amount of $150 million has been previously executed in connection with the Company's credit facility. The interest rate cap protects the Company against rising interest rates fluctuation by capping the floating portion of credit facility interest rate. At September 30, 2003, the credit facility balance does not include any amounts outstanding that are subject to variable interest rates except within the limit of the interest rate cap.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                    10.5 Share Purchase Agreement dated November 14, 2003 by and between Resolution Holdings B.V., a Dutch corporation and Mitsubishi Chemical Corporation, a Japanese corporation.

                    31.1   CFO Section 302 certification

                    31.2   CEO Section 302 certification

                    32     CEO and CFO Section 906 certification

                  (b)      Reports on Form 8-K.

                           On August 14, 2003, the Registrants filed a Current Report on Form 8-K to disclose the first quarter 2003 earnings press release under "Item 7. Financial Statements and Exhibits" and "Item 12. Results of Operations and Financial Condition.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RESOLUTION PERFORMANCE PRODUCTS LLC

Date: November 14, 2003                 By:    /s/ J. Travis Spoede
                                               --------------------
                                               J. Travis Spoede, Executive Vice
                                               President and Chief Financial
                                               Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                        RPP CAPITAL CORPORATION

Date: November 14, 2003                 By:     /s/ J. Travis Spoede
                                               --------------------
                                               J. Travis Spoede, Executive Vice
                                               President and Chief Financial
                                               Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                 EXHIBIT INDEX

                           Exhibits

                    10.5 Share Purchase Agreement dated November 14, 2003 by and between Resolution Holdings B.V., a Dutch corporation and Mitsubishi Chemical Corporation, a Japanese corporation.

                    31.1   CFO Section 302 certification

                    31.2   CEO Section 302 certification

                    32     CEO and CFO Section 906 certification