Form 10-K
period 2003-12-31
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2004-03-16
CIK 1132423, 1132424

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ]  No [X]

     At February 1, 2004, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation, none of which was held by non-affiliates of the Registrants. At June 30, 2003, the market value of the common equity of each of Resolution Performance Products LLC and RPP Capital Corporation held by non-affiliates was zero.

Documents Incorporated by Reference: None

RESOLUTION PERFORMANCE PRODUCTS LLC

RPP CAPITAL CORPORATION

FORM 10-K

     This report contains certain forward-looking statements that involve risks and uncertainties, including statements about our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical in nature. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of these words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including without limitation, management’s examination of operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Our actual results could differ materially from the results anticipated in these forward-looking statements. Some of the factors that could negatively affect our performance are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and under the caption “Risk Factors” in our Registration Statement on Form S-4 (File No. 333-112016), which was declared effective by the SEC on February 4, 2004, and elsewhere in this report.

     Unless otherwise indicated in this report, (1) the terms “RPP LLC,” “we,” “our,” “ours” and “us” refer to Resolution Performance Products LLC and its subsidiaries, including the non-U.S. subsidiaries acquired in connection with or following the recapitalization described below, or, where the context requires, the operations of our predecessor, the epoxy resins and Versatic acids and derivatives business of the Royal Dutch/Shell Group of Companies (together with its affiliates, “Shell”), (2) the term “RPP Capital” refers to RPP Capital Corporation, our wholly-owned subsidiary and a co-obligor on our 13 1/2% Senior Subordinated Notes due 2010, 9 1/2% Senior Second Secured Notes due 2010 and 8% Senior Secured Notes due 2009, (3) the term “Issuers” refers to RPP LLC and RPP Capital, (4) the term “RPP Inc.” refers to Resolution Performance Products Inc., our parent company, formerly known as Shell Epoxy Resins Inc., and (5) the term “RPP B.V.” refers to Resolutions Holdings B.V., our wholly-owned subsidiary. The financial data included in this report relating to the period prior to the November 2000 recapitalization come from the financial statements of the epoxy resins and Versatic acids and derivatives business of Shell.

PART I

ITEM 1. BUSINESS

Overview

     We are the leading worldwide manufacturer and developer of epoxy resins and are also the leading global manufacturer of Versatic acids and derivatives. Epoxy resins are chemicals primarily used in the manufacture of coatings, adhesives, printed circuit boards, fiber reinforced plastics and construction materials due to their excellent adhesion, effective corrosion resistance, strong electrical insulation and mechanical strength properties. Products containing epoxy resins serve a wide range of end-use industries, including automotive, aerospace, electrical, construction and industrial maintenance and food and beverage container coatings. Versatic acids and derivatives are specialty products which complement our epoxy resin product offerings in the coatings, adhesives and construction industries. We focus on providing our customers with specialty “systems and solutions,” which are packages of basic and specialty epoxy resins combined with curing agents and other materials that are designed to meet the specific technical requirements of our customers. Many of our products are developed and formulated for specific end-customer products and applications, where the purchasing decisions are driven primarily by product performance, technical specifications and the ability to deliver customized service and solutions rather than solely by price.

     We are a global business with customers in multiple geographic regions. Regional sales based on segment information are comprised of the following: the Americas 45% and Europe/Asia Pacific 55% of revenues for the year ended December 31, 2003. Geographic segment information is contained in Note 14 to the consolidated financial statements included elsewhere in this filing. These customers are served by our global sales and customer service network and by manufacturing facilities in all regions. We manufacture the two principal components, or intermediates, of epoxy resins, which are bisphenol-A, or BPA, and epichlorohydrin, or ECH, and we operate two of the three largest liquid epoxy resins manufacturing plants in the world. This backward integration and world-scale manufacturing capability provides us with a low cost, reliable supply of intermediates for the production of epoxy resins. We believe that our market leadership in the epoxy resins and Versatics and derivatives industries is primarily attributable to our strategy of offering our customers a broad line of products, technical expertise and product applications support along with being a low cost producer of epoxy resins.

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

     We are also the leading manufacturer and marketer of Versatic acids and derivatives, taking advantage of our manufacturing economies of scale and low cost ECH supply. Versatic acids and derivatives can be divided into three groups: basic Versatic acids, VeoVa and Cardura. Basic Versatic acids are used mainly in pharmaceuticals, peroxides and agrochemicals, whereas VeoVa and Cardura are used mainly in decorative and protective coatings and personal care products. Our principal customers for these products operate in the automotive coatings, paint and construction industries, similar to our epoxy resin customers.

     We also sell our excess production of BPA and ECH to third parties. BPA is a critical component of polycarbonate plastics, which are primarily used in the growing electrical and electronics market, including computer and business equipment and optical disk applications. Polycarbonate is also used in the automotive and lighting industries. In addition to being used in the manufacture of epoxy resins and Versatic acids and derivatives, ECH is used in water treatment applications.

     On November 14, 2000, with an effective date of November 1, 2000, RPP LLC acquired the Resins Business from Shell (the “Transaction”). On the same dates, simultaneous with the above acquisition, RPP Inc. was acquired by RPP Holdings LLC, an affiliate of Apollo Management IV, L.P. (“Apollo”) in a recapitalization transaction. RPP Inc., our parent company, was recapitalized in a transaction financed in part by the proceeds from a senior secured credit facility, and a private placement of 13 1/2% senior subordinated notes. Prior to the recapitalization, RPP Inc. was a wholly-owned subsidiary of Shell.

Industry Overview

     We are one of three global producers of liquid epoxy resins, who together accounted for more than half of the 2003 global capacity for LER, which is the foundation product of the industry. The U.S. and Europe accounted for a significant portion of the industry’s global LER demand and capacity in 2003, with the U.S. being a significant exporter of epoxy resins as well. Due to import tariffs, transportation costs, customer preferences in performance and applications and industry structure, industry dynamics vary by region. In 2003, these three global producers account for the majority of LER capacity in the United States and Europe. There are also several other companies, predominantly in Asia and Eastern Europe, most of whom usually participate locally and do not have the world-scale manufacturing and logistics capabilities or cost structure to compete as effectively in the epoxy resins industry on a global basis. However, several other producers recently have developed the capability to export to the U.S. and Europe and compete effectively for a portion of the markets.

     During the year ended December 31, 2003, prices of our major feedstocks (acetone, chlorine, propylene, and phenol) increased significantly relative to 2002. Historically, feedstock pricing has been an important factor in profitability as there is a lag between feedstock price changes and product price changes. This lag has typically ranged from three to twelve months depending on the magnitude of the feedstock cost change and market dynamics.

     After a significant decline in demand for epoxy resins in 2001, demand in 2002 and 2003 remained relatively flat. Similarly, the pricing environment for epoxy resins continues to be negatively impacted by excess production capacity as compared to demand. Overall average prices for the year ended December 31, 2003 also remained flat. However, our feedstock costs increased significantly resulting in compressed margins. We also experienced margin compression in our ECH and BPA businesses. Our versatics business experienced volume growth while maintaining unit margins.

     We believe the Versatic acids and derivatives market had worldwide sales in excess of $120 million in 2003. Furthermore, we believe that we are the largest supplier of Versatic acids and derivatives in the world with an estimated 74% global market share. Although we currently have one principal direct competitor, the major competition for our Versatic acids and derivatives business is from alternative products which provide similar, though not exactly comparable, functionality. Cardura and the basic Versatic acids have a particular niche in their competitive markets through their unique performance attributes. For VeoVa, there is a large market of competitive products, most importantly, butyl acrylate. In the markets in which VeoVa directly competes with alternative products, VeoVa attains varying market shares which we believe range from 5% to 30%. The Versatic acids and derivatives business has traditionally been focused in the European and Japanese markets. However, we are in the process of developing sales and customer support in other regions, including the U.S., to promote the use of Versatic acids and derivatives.

     BPA is produced and consumed globally and we believe there are three leading producers of BPA that account for approximately 60% of global capacity. Most major BPA producers are forward integrated into either or both polycarbonate and epoxy resins and at times will sell excess BPA to third parties. We believe that we are one of the largest suppliers of BPA to third parties and the third largest producer of BPA in the world. From 1994 to 2000, demand for BPA grew by approximately 10% per year driven primarily by the polycarbonate end-uses (electronics, computer, telecommunications and data equipment), whereas from 2000 to 2003, the average growth rate was approximately 5%.

Competition

     We compete primarily with Dow Chemical and Huntsman Advanced Materials (formerly Vantico Group S.A.) in the epoxy resins industry. In 2003, we, together with Dow and Huntsman Advanced Materials, were the major producers of liquid epoxy resins, which are the foundation product of this industry, and accounted for a majority of

LER capacity in the United States and Europe. Due to import tariffs, transportation costs, customer preferences in performance and applications and industry structure, industry dynamics vary by region. Nanya is a significant competitor in Asia. Nanya and Thai Epoxy, among others, have established export capabilities and now compete for a portion of the markets in Europe and the U.S. There are also other smaller competitors, primarily in Asia and Eastern Europe, who participate locally and in the export market to a limited extent but do not have the world class manufacturing capabilities or cost structure to effectively compete in the epoxy resins industry worldwide over the long term.

     We believe the significant capital required to construct a world scale manufacturing facility, the production volumes required to maintain low unit costs, the need to secure a broad range of reliable raw material and intermediate material supplies, the significant technical knowledge required to develop high performance products, applications and processes, and the need to develop close, integrated relationships with customers serve as barriers to entry for new competitors. We and Dow are the only two global epoxy resins companies that are backward integrated into BPA and ECH and have technologically advanced manufacturing facilities. We believe that our strengths in product breadth, technical/sales expertise and cost-advantaged production technology allow us to effectively compete in a broad range of segments characterized by different buying criteria.

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

     In the Versatic acids and derivatives product line, which is a small but growing niche market, a direct competitor is Exxon/Mobil, who produces a broad range of carboxylic acids. The main competition for Versatic products comes from other monomers, such as acrylate esters, which are also used as a monomer with vinyl acetate for the production of emulsions polymers. For Cardura, the main competition is from hydroxy acrylic monomers for use in automotive/industrial coatings applications.

Business Strategy

     We are pursuing a strategy designed to increase our revenues and cash flow and enhance our global leadership position. Key elements of our strategy include improving profitability, expanding our presence in specialty products, and improving operating efficiency and cash flow.

Products

     We manufacture and sell epoxy resins and related products, versatic acids and derivatives, and BPA and ECH, the intermediate materials used in epoxy resins. Our primary products are epoxy resins and related products. In addition, as part of our strategy to provide a range of complementary products which meet our customers’ needs, we manufacture and sell versatic acids and derivatives. As a backward integrated manufacturer of epoxy resins, we also manufacture BPA and ECH, the two principal intermediate materials of epoxy resins, for our internal use and sell the excess to third parties.

  Epoxy Resins and Related Products

     Epoxy resins are a family of synthetic thermoset polymers. Epoxy resins are generally combined with other chemical additives to create inert, chemically-stable, or “cured”, products. Once cured, epoxy resins have attractive attributes such as outstanding adhesion, corrosion and chemicals resistance, high strength and toughness, temperature stability, electrical insulation and easy processability.

     Liquid epoxy resins are the foundation of the industry since most epoxy resins are initially produced as liquid and can then be modified into solid epoxy resins or solutions through the addition of incremental BPA or solvents. In addition to these resins, there are other specialty epoxy resins based on other raw materials. Epoxy resins are used in applications such as coatings, electrical and electronics, construction, adhesives and composites in a variety of end-use industries. Epoxy resins accounted for 64%, 66% and 64% of our revenues for the years ended December 31, 2003, 2002 and 2001.

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

     Versatic acids and derivatives accounted for approximately 15%, 12% and 10% of our revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

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

     A limited number of manufacturers produce BPA for resale. By producing our own BPA, we maintain a low cost position for production of epoxy resins. We produce and sell excess BPA in order to achieve economies of scale and thereby lower our manufacturing costs. We currently use approximately 50% of our total BPA production capacity to produce epoxy resins and use the excess capacity for merchant sales. We believe that we are one of the largest suppliers of BPA to third parties and one of the largest producers of BPA in the world. Because the largest end-use segment for BPA is the manufacture of polycarbonate resins, we focus on sales to polycarbonate producers, who desire the high quality product yielded by our process. In addition, because we do not compete in the polycarbonate market, we believe our position as a supplier to non-integrated polycarbonate customers is enhanced.

     As our base epoxy resin business grows, we anticipate that we will be increasing our internal use of BPA and to the extent that third party sales conflict with epoxy resins production, third party BPA sales will be reduced.

     Sales of BPA to third parties accounted for 16%, 17% and 21% of our revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

  Other Products

     Sales of ECH and other products to third parties accounted for 5% of our revenues for each of the years ended December 31, 2003, 2002 and 2001, respectively.

Customers

     Our top twenty and fifty customers accounted for approximately 54% and 73% of our revenues in 2003. No one customer accounted for 10% or more of our revenues in 2003. Of our top 50 customers, 82% have been with us the last 5 years or more. Many of our customers are in mature industries, which have undergone consolidation. As a result, in many end-use markets, such as aerospace, automotive and heavy electrical equipment manufacture, there are only a few large potential customers for our products.

Sales and Marketing

     We market an extensive product line to meet a wide variety of customer needs. We focus on selecting customers who are or have the potential to be leaders in their industries and who have growth objectives which support our own. In addition, we focus on customers who value our “systems and solutions” package. This package includes high-quality, reliable products backed by local sales support and technical expertise offered at an attractive price. Through our customer relationships, we have established important cost and performance requirements for each customer application. In the coatings industry, for example, once we establish a strong position as a supplier of high quality, high volume basic resin to our customers, we are often able to learn of their other needs for specialty products, such as performance resins, curing agents and/or modifiers, and supply these value-added products to them as well. As a result, we have been able to expand the range of products purchased by larger customers.

     We sell and support our products in over 73 countries throughout the world through our sales and customer service network. We use a direct sales force for sales to our larger customers and third-party distributors to serve our smaller customers, where it is more cost efficient to do so. Our direct sales force, customer service and support network consists of 30 employees in the Americas, 38 employees in Europe/Africa/Middle East and 20 employees in Asia Pacific. We have consolidated our customer service and support network into key regional customer service centers in order to reduce overhead costs. We have global account teams that focus on coordination for major global customers, including technical service, supply and commercial terms. In addition, technical professionals are assigned to each of the three regions to support the sales effort. In the Americas, we also have a telephone resource for technical advice and support for our customers.

     Our distributors are compensated through a discount from the list price of our products they purchase. We have also been consolidating the number of distributors we use in order to reduce our logistics and supervisory costs. We have routine distributor evaluations and incentive programs which are designed to reinforce the “systems and solutions” sales approach. We choose our distributors based on reputation, flexibility and capability to bring the “systems and solutions” marketing strategy to their customers. Each distributor carries our entire line of resins and related products, as well as versatic acids and derivatives. Our broad product line provides our distributors with a competitive advantage over competing distributors with more limited product lines or who must source from multiple suppliers to achieve the same product breadth.

     Sales to many of our customers in the United States are made under written contracts with an initial term of one year or longer and have either evergreen provisions or automatic renewal. These contracts are generally for the supply of products based on targeted amounts or a specified percentage of the customer’s requirements. Prices in contracts for epoxy resins are generally negotiated based on market prices and often include volume discounts. Prices in contracts for BPA are either established using multi-variable formulas based on underlying chemical benchmark prices, cost of production and a margin based on published market indicators or negotiated for set periods of time – usually quarterly. In 2003, distributors accounted for approximately 14% of our sales.

Research and Development

     Our research and development activities are aimed at developing and enhancing products, processes, applications and technologies to maintain our position as a leading global epoxy resins supplier. We focus on:

a)	developing new or improved epoxy and specialty chemical applications based on our existing product line and identified customer needs;

b)	developing new resin or Versatic products for customers in order to improve their competitive advantage and profitability;

c)	providing premier technical service for customers of specialty products;

d)	providing technical support for manufacturing locations and assisting in plant optimization;

e)	ensuring that our products are manufactured in accordance with our global environmental, health and safety policies and objectives; and

f)	developing lower cost manufacturing processes globally.

     We emphasize a customer driven, “systems and solutions” approach in discovering new applications and processes and providing excellent customer service through our technical staff. Through regular direct contact with our key customers, our research and development personnel can become aware of evolving customer needs in advance and can anticipate their requirements in planning customer programs. We also focus on on-going improvement of plant yields, fixed costs and capacity. For example, our continuous LER manufacturing process is fed from an integration of continuous feedstock streams from our BPA and ECH plants located on the same site. These continuous integrated streams are characterized by exceptional product consistency, low cost economics, and high quality resin that is valued by the customer for demanding applications. We estimate that this process provides us with a sustainable cost advantage over conventional batch technology, which is the traditional method of manufacturing epoxy resins.

     We have approximately 88 scientists and technicians worldwide. We conduct research and development activities at our facilities in Pernis, The Netherlands; Houston, Texas; and Louvain la Neuve, Belgium. Our research and development facilities include a broad range of epoxy synthesis, testing and formulating equipment, and small scale versions of customer manufacturing processes for applications development and demonstration.

     Our research and development expenditures were $16 million, $20 million and $25 million in 2003, 2002 and 2001, respectively. We centrally manage all these activities to ensure an adequate investment return and to globally share ideas within our business.

Intellectual Property

     Our most significant intellectual property rights are our patents and related proprietary rights. As of December 31, 2003, we owned or licensed or had rights to approximately 440 patents and patent applications. Over half of our patents are in Europe and the remainder are in the United States and Asia. We anticipate that we will apply for additional patents in the future as we develop new products and processes. Our intellectual property rights include know-how and patents covering analytical tests, extensive applications testing capability and industry-leading processing and formulating knowledge of thermoset resin systems for specific end-uses such as protective and decorative coatings, electrical laminates, electronics, composites, adhesives, fibers and textiles and civil engineering. We have a broad portfolio of patents, know-how and intellectual property agreements relating to our products.

     As of December 31, 2003, we owned or had licensing rights to a number of trademarks. Our most significant trademarks are RESOLUTION™, EPIKOTE™ Resins, EPON™ Resins, EPIKURE™ Curing Agents, EPI-REZ™ Waterborne Resins, HELOXY™ Modifiers, CARDURA™ Glycidyl Ester, VEOVA™ Monomers and VERSATIC™ acids.

     Shell has retained rights in some of the intellectual property acquired by us as part of the recapitalization. See Item 13. “Certain Relationships and Related Transactions—Ongoing Relationship with Shell—Intellectual Property Agreements.”

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

     The majority of our raw materials used in manufacturing our products are available from more than one source and are readily available on the open market. Those materials that are single sourced generally have long-term supply contracts as a basis to guarantee a maximum of supply reliability. Prices for most of our main feedstocks are driven by underlying petrochemical benchmark prices and energy costs. We are in the process of consolidating purchases and contract sharing for other major feedstocks as well as process chemicals, packaging materials and services.

Manufacturing and Facilities

     We manufacture our products in the United States and Europe. Our major manufacturing operations take place at two world-scale sites in Pernis, The Netherlands and Deer Park, Texas. To be world-scale, we believe an LER plant must produce over 80kt per year of resins, achieving the threshold for major economies of scale. Deer Park currently has 133kt capacity and Pernis has 100kt capacity, making Deer Park the largest epoxy resin plant in the world and Pernis one of the three largest plants in the world. We believe the Deer Park plant is the only “continuous” resins plant in the world in which BPA and ECH are manufactured and reacted continuously to make epoxy all in one site. Based on our estimates, this plant, which produces some of the most consistent quality liquid epoxy resins, provides us with a cost advantage over conventional batch technology, which is the traditional method of manufacturing epoxy resins, and, we believe, provides us with the lowest manufacturing cost in the world.

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

Employees

     At December 31, 2003, we had approximately 900 employees worldwide (excluding Shell employees who operate certain of our facilities under operating and maintenance agreements). Of our employees, approximately 50% are based in the Americas, 45% in Europe, Middle East and Africa, and 5% in Asia Pacific.

     At December 31, 2003, approximately 70 employees at our Deer Park plant were subject to a collective bargaining agreement which expires in November 2006. At December 31, 2003, approximately 50 employees at our Norco plant were subject to a collective bargaining agreement which expires on June 30, 2007. At December 31, 2003, approximately 200 employees at our Pernis plant were subject to a collective bargaining agreement which expires in October 2004. In several locations outside the United States, employees are represented by local Staff Councils as required by local laws or customs. When necessary, we have completed the required consultation process with these entities. Management generally considers its relationships with its employees to be satisfactory.

Environmental/Occupational Health and Safety Matters

     We have adopted and implemented health, safety and environmental policies, which include systems and procedures governing environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship. Facility managers have assumed day-to-day responsibility for statutory and regulatory compliance, with oversight and support provided by our corporate environmental, health and safety managers.

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

     Our sites have an extended history in the manufacture of epoxy resins and other industrial chemical processes. Shell has performed site assessments at the major manufacturing facilities. The assessments have identified soil and groundwater contamination associated with historical operations and on-site waste disposal practices at a majority of the sites. Liabilities associated with these matters generally are covered under our environmental indemnity from Shell. These conditions are currently being investigated, remediated and/or monitored by Shell, some at the direction of governmental authorities. With two exceptions, Lakeland and Barbastro, the manufacturing facilities are part of larger integrated complexes and, therefore, the on-going activities are part of a site-wide cleanup program. Shell has retained control over such activities under the term of the environmental agreements. See Item 13. “Certain Relationships and Related Transactions—Ongoing Relationship with Shell—Environmental Agreements.”

     At the Barbastro facility, we are unaware of any soil or groundwater conditions likely to require material expenditures. At the Lakeland facility, the other one of our two sites which is not co-located with a Shell facility, groundwater contamination is present and migrating from the facility. The characterization and remediation of this condition and the sources thereof are the subject of a consent order (and any amendments thereto) issued by the Florida Department of Environmental Protection. Remediation activities are currently on-going. Shell retains financial responsibility for all contamination issues that are or become subject to the consent order and any existing or future amendments thereto.

     As a general matter, notwithstanding the indemnity provided by Shell, certain liabilities for environmental and occupational health and safety matters fall outside the scope of the protections offered in the environmental agreements, including liabilities and costs resulting from future laws, permit conditions and other requirements. These liabilities may result in the incurrence of material costs and/or impact our future operations. They include the following:

•	The permit for the hazardous waste incinerators at the Norco facility expired in January 2001 although we are permitted to continue to operate the incinerators pending the permit renewal. We have submitted the renewal application and the Louisiana Department of Environmental Quality (“LDEQ) is currently reviewing the submission.

•	Affecting the renewal process described above are emission control upgrades that have been recently installed on the incinerator to satisfy maximum achievable control technology requirements recently imposed under the federal Clean Air Act. The installation is complete and all required activities necessary for validation of new system performance are scheduled for early 2004. However, in the event the new incinerator hardware does not meet the emission control regulatory performance requirements, we may be required to incur significant additional waste disposal costs, curtail operations, and/or make additional material expenditures for emissions control equipment. Such potential costs will no longer be subject to financial contribution from Shell.

•	Certain chemicals have been alleged to interact with the endocrine systems of humans and wildlife and disrupt normal processes (i.e. endocrine disrupters). BPA is under evaluation as a potential “endocrine disrupter.” BPA is used as an intermediate at the Deer Park and Pernis manufacturing facilities and is also sold directly to third parties. Proposed legislation in Europe may classify BPA as a category 3 reprotoxin (endocrine disrupter). Such proposed legislation may require that we label the product to state that it poses “possible risk of harm to the unborn child.” Industry groups and governmental agencies continue to evaluate this matter. In the event that BPA is further regulated, additional operating costs would likely be incurred to meet more stringent regulation of the chemical.

Industry Regulatory Matters

     The production and marketing of chemical substances are regulated by national and international laws. Although almost every country has its own legal procedure for registration and import, laws and regulations in the European Union and the United States are most significant to our business, including the European inventory of existing commercial chemical substances, the European list of notified chemical substances, and the United States Toxic Substances Control Act inventory. Chemicals which are on one or more of the above lists can usually be registered and imported without additional testing in other countries, although additional administrative hurdles may exist.

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

     We currently have in force insurance policies covering property, general liability, excess liability, workers compensation/employer’s liability, and environmental liability. All of these policies are in amounts that we believe are consistent with industry practices and provide that we pay a deductible on each claim. However, there can be no assurance that the insurance will adequately protect us and, if we are only partially insured or were to be completely uninsured, a related claim could result in a material adverse effect on our financial condition and results of operation.

Working Capital

     As a leading worldwide manufacturer and developer of epoxy resins, our working capital requirements principally include accounts receivable, product and raw materials inventory, labor, equipment and debt service costs. Management believes that we maintain adequate working capital to meet our needs in the current business environment.

ITEM 2. PROPERTIES

          We are headquartered in Houston, Texas and operate through a network of nine manufacturing facilities. We own the plants and equipment at all of our facilities. We lease the underlying real property at all of our facilities under long-term leases with Shell, other than those located in Barbastro, Spain and Lakeland, Florida, which we own. All of our manufacturing facilities are co-located within Shell or Shell affiliate facilities, other than our facilities in Barbastro, Spain and Lakeland, Florida. All of our facilities which are co-located within a Shell site share utilities with the Shell site through operating agreements, and generally such utilities and related assets are not owned by us. Our manufacturing facilities with associated principal manufacturing capacities (which may vary based on product mix in some locations) are listed below.

		2003 Capacities
Plant Location	Product	(in kilotons)

Argo (IL, USA)	WB	45
Barbastro (Spain)	SER, Solutions and Other	11
Deer Park (TX, USA)	BPA	230
	ECH	80
	LER	133
	SER, Solutions and Other	23
Lakeland (FL, USA)	Curing Agents and Other	22
Moerdijk (Netherlands)*	Versatic acids and derivatives	67
Norco (LA, USA)	Crude ECH and AC	90
	SER, Solutions and Other	25
Pernis (Netherlands)	BPA	156
	ECH	80
	LER	100
	SER, Solutions and Other	30
	Versatic acids and derivatives*	88
Stanlow (UK)*	SER, Solutions and Other	16
Wesseling (Germany)*	SER, Solutions and Other	24

*	These facilities are operated by Shell or its affiliates on our behalf pursuant to contractual arrangements.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, we are subject to various laws and regulations and, from time to time, litigation. In the opinion of management, compliance with existing laws and regulations will not materially affect our financial position or results of operations. Management is not aware of any material pending actions against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

          On November 5, 2003, at the Annual Meeting of the Securityholders, RPP Inc., as sole member of RPP LLC approved the following: the re-election of Marvin O. Schlanger as Chairman of the Board of Managers and (ii) the re-election of each of Laurence M. Berg, Peter P. Copses, Joshua J. Harris, Scott M. Kleinman, Joel A. Asen and Heinn F. Tomfohrde, III, as a Manager. Also, on November 5, 2003, through Unanimous Written Consent of Sole Stockholder in Lieu of Annual Meeting, RPP LLC, as sole stockholder of RPP Capital Corporation, approved the re-election of Marvin O. Schlanger, Joshua J. Harris and Scott M. Kleinman as directors of RPP Capital Corporation.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     At February 1, 2004, RPP LLC had 1,000,000 units outstanding and one holder of record, which was RPP Inc. At February 1, 2004, RPP Capital had 1,000 shares of common stock outstanding and one holder of record, which was RPP LLC. There is no established trading market for the units or the shares.

     During 2003, RPP LLC paid a constructive cash distribution to RPP Inc. in the amount of $4 million for certain pension payments, which RPP Inc. in turn paid to Shell in accordance with the Master Sales Agreement dated November 14, 2000 and related ancillary agreements. RPP Capital did not declare or pay any cash dividends during 2003. The ability of RPP LLC to make distributions with respect to its membership interests is limited by contractual restrictions contained in the credit agreement and the indentures governing the 13 1/2% Senior Subordinated Notes due 2010, the 9 1/2% Senior Second Secured Notes due 2010 and the 8% Senior Secured Notes Due 2009.

     At December 31, 2003, neither RPP LLC nor RPP Capital had any compensation plans (or individual compensation arrangement) pursuant to which their respective membership interests or common equity were authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical financial information. The historical statement of income data for the years ended December 31, 2003, 2002 and 2001 and the historical balance sheet data as of December 31, 2003 and 2002 are derived from our audited consolidated financial statements included elsewhere in this filing. The historical statement of income data for the years ended December 31, 2000 and 1999 and the historical balance sheet data as of December 31, 2001, 2000 and 1999 are derived from our audited consolidated and combined financial statements that are not included herein.

	Historical (1)
	(in millions, except percentages)
	For the years ended December 31,

	2003	2002	2001	2000	1999

Statement of Income Data:
Revenues	$782	$740	$863	$949	$942
Purchases and variable product costs(2)	558	438	483	579	510
Operating expenses	113	122	152	166	182
Selling, general and administrative expenses	53	59	61	54	59
Depreciation and amortization	46	36	34	34	34
Research and development expenses	16	20	25	26	31
Restructuring charges(3)	—	6	—	—	—
Special charges(4)	—	8	15	49	6
Operating income (loss)(2)	(4)	51	93	41	120
Interest expense, net	76	65	68	9	—
Income from equity investment	2	1	—	3	2
Gain on sale of assets(5)	14	1	1	—	—
Net income (loss)	(62)	(7)	15	19	77
Other Financial Data:
Cash flows (used for) provided by operating activities	$(49)	$69	$95	$126	$134
Cash flows provided by (used for) investing activities	7	(45)	(23)	(17)	(103)
Cash flows provided by (used for) financing activities	86	(26)	(85)	(90)	(31)
Capital expenditures(6)	$18	$48	$24	$18	$34
Non-Gaap Financial Data:
EBITDA(7)	58	89	128	78	156
EBITDA margin(8)	7%	12%	15%	8%	17%
Balance Sheet Data (at period end):
Total assets	$856	$793	$734	$792	$743
Total debt	675	566	575	681	—
Capital leases	1	2	1	—	—

(1)	Historical financial information for the fiscal year ended December 31, 1999 has been restated to reflect the retroactive effect of the change in our method of accounting for our inventories in the United States from LIFO (last-in, first-out) method to FIFO (first-in, first-out) method, effective November 1, 2000.

(2)	For the year ended December 31, 2003, these line items were each improved by $3.6 million due to a one-time non-cash adjustment in our accounting for inventory. See Note 4 to the audited consolidated financial statements for the year ended December 31, 2003 included elsewhere in this filing.

(3)	Restructuring charges consist of employee related severance expenses and other exit costs incurred in connection with cost reduction programs.

(4)	Special charges consist of non-recurring costs such as transaction and transition costs, including severance costs related to restructuring or cost reduction programs. Transition costs, which are referred to in, among other agreements, the indenture dated November 14, 2000 between RPP LLC and The Bank of New York, as trustee, the indenture dated April 9, 2003 between RPP LLC, RPP Capital, and Deutsche Bank Trust Company Americas, as trustee, the indenture dated December 22, 2003 between RPP LLC, RPP Capital and The Bank of

New York, as trustee, and as determined by management, are expenses incurred outside the ordinary course of business that relate to the activities required to establish RPP LLC as an independent company. Special charges also include $3.0 million and $6.0 million of employee severance costs for the fiscal years ended December 31, 2001 and 1999, respectively.

(5)	On November 14, 2003, a wholly owned subsidiary of the Company completed the sale of forty percent of the outstanding shares in Japan Epoxy Resins Co., Ltd to its joint venture partner, Mitsubishi Chemical Company for a purchase price of $23 million. A gain on the sale was recorded in the amount of $14 million after recognizing direct costs of $5 million and accumulated foreign currency translation gain of $4 million.

(6)	The capital expenditure amounts for the year ended December 31, 1999 exclude the repurchase of certain equipment held under a synthetic lease for $71 million.

(7)	EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization. EBITDA is presented because it is used by investors to analyze and compare operating performance, which includes a company’s ability to service and/or incur debt. In addition, management focuses on EBITDA because it is used as an internal performance measure. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) or as a measure of a company’s profitability or liquidity. EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies. The following table reconciles the differences between net income (loss), as determined under GAAP and EBITDA (in millions):

	For the Fiscal Years Ended
	December 31,

	2003	2002	2001	2000	1999

Net income (loss)	$(62)	$(7)	$15	$19	$77
Income tax expense (benefit)	(2)	(5)	11	16	45
Interest expense, net	76	65	68	9	—
Depreciation and amortization	46	36	34	34	34

EBITDA	$58	$89	$128	$78	$156

EBITDA for the periods shown above includes special charges, restructuring charges, severance costs and gain on sale of assets.

(8)	EBITDA margin is calculated as a percentage of revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Item 6. “Selected Financial Data,” and the audited consolidated financial statements, including the notes thereto, included elsewhere in this report. In addition to historical information, the following discussion contains forward looking statements that are subject to a number of risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements made below are discussed below or under the heading “Risk Factors” in our Registration Statement on Form S-4 declared effective on February 4, 2004 (File No. 333-112106). There may be other factors that may cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this filing and are expressly qualified in their entirety by the cautionary statements included in this filing. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting polices are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 2 to the audited consolidated financial statements included elsewhere in this filing. Below are accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of these policies.

     Revenue Recognition and Accounts Receivable. Revenues are recognized in accordance with Staff Accounting Bulleting No. 104, “Revenue Recognition” issued by the Securities and Exchange Commission. Revenues associated with sales of chemical products are recorded when title and risk passes to the customer. We maintain allowances for anticipated discounts, rebates, and returns to customers that is based on historical experience. We also maintain an allowance for estimated bad debt expense that is based on historical experience.

     Inventories. Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out method. We record an allowance for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumption about future demand and market conditions or expected future product sales.

     Long-Lived Assets and Depreciation and Amortization. With respect to long-lived assets, key assumptions include the estimate of useful lives and the recoverability of carrying values of fixed assets, and other intangible assets. The recovery of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset, which is subject to considerable judgment. If the useful lives of the assets were found to be shorter than originally estimated, depreciation and amortization charges would be accelerated.

     Pensions and Other Retirement Plan Obligations and Net Periodic Pension Expense. Pension expense, as well as the existing liabilities for pensions and other postretirement benefits are determined in accordance with SFAS 87, “Employers’ Accounting for Pension” and SFAS 106, “Employers’ Accounting for Postretirement Benefits other than Pension”. The application of these accounting principles requires the use of statistical actuary models and numerous assumptions and estimates ranging from discount rates, rate of return on pension assets, the annual rate of inflation of health care costs, retiree life expectancies, increase rates of compensation and the general interest rate environment. Changes in these assumptions could increase or decrease the expense and liabilities related to these plans currently and in the future.

     Income Taxes. Income tax expense and income tax liabilities are accounted for using SFAS 109, “Accounting for Income Taxes”. The application of this accounting principle involves various uncertainties regarding the interpretation of complex tax regulations, both federal and foreign. We currently have significant deferred tax assets resulting primarily from net operating loss carry forwards and deductible temporary differences, which will reduce taxable income in future periods. We provided a valuation allowance on future tax benefits for certain net operating losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses and losses in the most recent year. Cumulative losses weigh heavily in the overall assessment.

     Contingencies and Other Matters. In the ordinary course of business, we are subject to various law and regulations and, from time to time, litigations. Losses and related liabilities are accounted for by applying the criteria of SFAS 5, “Accounting for Contingencies”. Management is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is judgmental and is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Overview

     As the leading manufacturer and global supplier of epoxy resins, our results of operation have been negatively impacted by external factors such as high energy costs and weak global economies. High energy costs such as the increasing price of crude oil and related petrochemical products and the higher cost of natural gas have translated into significant increases of our raw material costs. Weak global economies and the related slow recovery has resulted in over capacity in the industry and therefore softened the demand for our products. In addition, the soft demand has limited our ability to raise prices on most of our epoxy resin products. As a result, our gross profit margins have been depressed.

     Our liquidity and capital resources have also been negatively impacted by our sustained depressed margins. To provide relief and financial flexibility under our Credit Agreement, we issued $340 million of senior secured and senior second secured notes, repaid the term loan bank debt, and amended the Credit Agreement.

     For a detailed discussion of our results of operation, liquidity and capital resources, see the captions below under “-Results of Operation” and “-Liquidity and Capital Resources”.

Results of Operations

     The following table sets forth certain information derived from the audited consolidated statements of operations of RPP LLC for the years ended December 31, 2003, 2002 and 2001 expressed as a percentage of revenues. The following table and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this report. There can be no assurance that the trends in the operating results will continue in the future.

	Year Ended
	December 31,

	2003	2002	2001

Revenue	100%	100%	100%
Cost and expenses:
Purchases and variable product costs	71	59	56
Operating expenses	14	16	18
Selling, general and administrative	7	8	7
Depreciation and amortization	6	5	4
Research and development	2	3	3
Restructuring charges	—	1	—
Special charges	—	1	1

Total	100	93	89
Operating income	—	7	11
Gain on sale of asset	2	—	—
Income from equity investment	—	—	—
Interest expense, net	10	9	8

Income (loss) before income taxes	(8)	(2)	3
Income tax expense (benefit)	—	(1)	1

Net income (loss)	(8)%	(1)%	2%

     The following is a discussion of significant financial statement items related to our audited consolidated statements of income. See Note 14 to the consolidated financial statements included elsewhere in this filing for segment information.

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

  Purchases and Variable Product Costs

     Purchases and variable product costs are primarily comprised of feedstock costs. Feedstock costs are driven primarily by market conditions. Volumes fluctuate with production. The significant feedstocks for which we are highly sensitive to the market prices are phenol, acetone, propylene and chlorine. We purchase chlorine, a primary raw material for ECH, under long-term supply contracts with third parties which provide us with producer-like economics by allowing us to buy this raw material at a margin above production cost and thereby lower our manufacturing costs. We also purchase propylene, the other primary raw material for ECH, under long-term supply agreements with Shell that are based on market price less negotiated volume discounts. We purchase phenol and acetone, the primary raw materials for BPA, under supply contracts with Shell and other third parties that are based on discounted market prices and input-cost formulae. Because we are co-located with Shell at several of our facilities, our transportation and logistics costs for certain raw materials which Shell provides us are reduced. Variable manufacturing costs, which are primarily utilities, are also a significant component of this line item. Purchases and variable costs are reduced by the sale of by-products generated during the manufacturing process, primarily hydrochloric acid.

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

  Research and Development Expenses

     Research and development expenses are costs associated with product or customer specific initiatives and costs associated with projects that seek improvements in manufacturing processes. Primarily all of our research and development expenses are generated from our three research facilities.

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

     Gain on sale of assets

     On November 14, 2003, a wholly owned subsidiary completed the sale of forty percent of the outstanding shares in Japan Epoxy Resins Co., Ltd to its joint venture partner, Mitsubishi Chemical Company for a purchase price of $23 million. A gain on the sale was recorded in the amount of $14 million after recognizing direct costs of $5 million and accumulated foreign currency translation gain of $4 million.

  Income from Equity Investment

     Income from equity investment is related to an unconsolidated equity investment, which was significantly reduced in November 2003 as a result of the sale mentioned above related to the gain on sale of assets.

  Interest Expense, net

     Interest expense, net consists of interest expense payable with respect to borrowings under our credit agreement and the existing notes, offset by our interest income from short-term cash investments. Interest expense also includes penalties incurred in connection with voluntary prepayments and fees related to credit agreement amendments, amortization of deferred financing costs and amortization of the premium or discount for the existing notes that are outstanding.

  Income Tax Expense

     We are organized as a limited liability company and are not subject to U.S. income tax. Income tax information presented includes U.S. income taxes and foreign income taxes attributed to our operations that are the responsibility of our sole owner, RPP Inc.

     We accrue for income taxes, including both deferred and current income tax provisions. Additionally, we have made a Section 338(h) (10) election to allow our recapitalization in November 2000 to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes the bases of our U.S. assets were stepped-up to their fair market values, and we are able to depreciate our assets using higher bases than the historical amount.

  EBITDA

     EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization. EBITDA is presented because it is used by investors to analyze and compare operating performance, which includes a company’s ability to service and/or incur debt. In addition, management focuses on EBITDA and adjustments to EBITDA because they are used as internal performance measures. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with generally accepted accounting principles, (“GAAP”) or as a measure of a company’s profitability or liquidity. EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies.

Comparison of 2003 results to 2002

     Revenues

     Total revenues increased by $42 million, or 6%, to $782 million compared to the prior year. The increase in revenues is a result of increased average prices, partially offset by lower volumes. The increase in average prices was primarily attributable to the impact of a weaker dollar on our Euro-related sales and to a lesser extent due to modest price increases on certain products. Overall average prices increased by 10% from the prior year, however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices were flat. Overall volumes decreased by 3% from the prior year as a result of soft demand.

     Total revenues in the U. S. decreased by $18 million, or 5%, to $349 million for the year ended December 31, 2003. The decrease in revenue was a result of lower volumes and flat prices. Volumes decreased by 8% from the prior year.

     Total revenues in Europe increased by $66 million, or 18%, to $430 million for the year ended December 31, 2003. The increase in revenue was a result of higher volumes and higher average prices. Average prices increased 18%, however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices were lower by 3% than the corresponding year end. Volumes increased by 9% from the prior year

  Purchases and Variable Product Costs

     Purchases and variable product costs increased by $120 million, or 27%, to $558 million. This increase was largely driven by higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products and the higher cost of natural gas, partially offset by lower sales volume and the inventory adjustment discussed in Note 4 of the consolidated financial statements, included elsewhere in this report.

     Purchases and variable product costs in the U. S. increased by $50 million, or 29%, to $224 million. The increase was primarily a result of higher feedstock prices, partially offset by lower sales volumes.

     European purchases and variable product costs increased by $72 million, or 27%, to $334 million. The increase was a result of higher feedstock prices and higher sales volumes.

  Operating Expenses

          Operating expenses decreased by $9 million, or 7%, to $113 million. The decrease is principally related to the cost reduction program implemented at the beginning of 2003 and lower net periodic pension expense. Pension expense decreased due to the change in estimates in connection with our postretirement medical benefit obligation and to a lesser extent due to a reduction of pension benefits recognized in late 2002. In addition, pension expense also decreased due to a revision of the retirement age and turnover percentage recognized in the second quarter of 2003.

  Selling, General and Administrative Expenses

          Selling, general and administrative expenses decreased by $6 million, or 10%, to $53 million. The decrease is primarily a result of the cost reduction program implemented by us at the beginning of 2003 and lower net periodic pension expense. Pension expense decreased due to the change in estimates in connection with our post retirement medical benefit obligation and to a lesser extent due to a reduction of pension benefits. In addition, pension expense also decreased due to a revision of the retirement age and turnover percentage. Also, included in the current period is an insurance refund of approximately $1 million related to premiums paid in prior periods.

          Depreciation and Amortization

          Depreciation and amortization increased by $10 million, or 28%, to $46 million. The increase is primarily attributable to an increase in depreciation expense resulting from capital projects placed in service late in the prior year period, such as the information technology project completed in November 2002.

  Research and Development Expenses

          Research and development expenses decreased by $4 million, or 20%, to $16 million. The decrease is primarily due to the cost reduction program implemented by us at the beginning of 2003.

  Restructuring Charges

          Restructuring charges decreased by $6 million. We did not incur severance or other exit costs during 2003 as in 2002.

  Special Charges

          Special charges decreased by $8 million. The decrease is primarily related to the completion of our transition activities in the last quarter of 2002. Transition activities for the year ended December 31, 2002 consisted of non-recurring transition expenses from our predecessor’s IT and accounting systems.

  Operating Income

          Operating income decreased by $55 million, to a $4 million loss. The decrease was primarily due increases in purchases and variable product costs and depreciation and amortization expenses, partially offset by increased revenue and decreased operating expenses, research and development, restructuring charges and special charges.

  Gain on sale of assets

          Gain on sale of asset increased by $13 million from prior year. On November 14, 2003, one of our wholly owned subsidiaries completed the sale of forty percent of the outstanding shares in Japan Epoxy Resins Co., Ltd to its joint venture partner, Mitsubishi Chemical Company, for a purchase price of $23 million. A gain on the sale was recorded in the amount of $14 million after recognizing direct costs of $5 million and accumulated foreign currency translation gain of $4 million. The transaction was exempt from taxes as a result of the structure of ownership. In connection with the sale of its shares, a new joint venture agreement, technology license agreement and trademark license agreement were negotiated and agreed. We continue to hold through our wholly owned subsidiary, 10% of the outstanding shares in Japan Epoxy Resins Co.

     Income from Equity Investment

     Income from equity investment increased by $1 million to $2 million. The increase was due to higher earnings recognized from our 50% equity joint venture, Japan Epoxy Resins Co., Ltd. As discussed above, a substantial portion of the equity investment was sold and the remaining 10% equity investment will be accounted for using the cost method.

  Interest expense, net

          Interest expense, net increased by $11 million, or 17%, to $76 million. The increase is primarily due to a $7 million write-off of deferred financing costs related to the prepayments, refinancing and credit agreement amendment. In addition, the increase is also due to higher average outstanding debt balances and higher average interest rates. The current period does not include bank fees related to a credit agreement amendment in the prior year of approximately $1 million.

  Income (loss) before Income Taxes

          Loss before taxes increased by $52 million to a $64 million loss in 2003. The increase is due to the decrease in operating income and increased interest expense, net, which was partially offset by the gain on sale of an asset.

     Income Tax Expense (Benefit)

     Income tax benefit decreased by $3 million to a $2 million benefit in 2003. The decrease in benefit is primarily related to an increase in the valuation allowance for our deferred tax assets, partially offset by the decreased income (loss) before income taxes. The increase in the valuation allowance results from recognizing that it is more likely than not that certain carryforwards in certain tax jurisdictions will not be realized as a result of current and future taxable income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset realization.

     Net Income (Loss)

          Net loss increased by $55 million to a $62 million net loss in 2003. The increase was due to increased loss before income taxes and decreased income tax benefit.

  EBITDA

          EBITDA decreased by $31 million, or 35%, to $58 million. The decrease was primarily due to increases in purchases and variable product costs, partially offset by increases in revenue, gain on sale of asset and income from equity investment and decreased operating expenses, and research and development expenses. See “Item 6. Selected Financial Data” for a reconciliation of EBITDA to net loss.

Comparison of 2002 results to 2001

  Revenues

     Total revenues decreased by $123 million, or 14%, to $740 million for the year ended December 31, 2002. The decrease in revenue was a result of decreased average prices and lower volumes. The decrease in average prices was attributable to decreases across all product lines. Overall average prices decreased by 9% from the prior year due to the supply/demand of our various product lines. Overall volumes decreased by 6% from the prior year period as a result of lower demand related to the slowdown of the global economy. The decrease in total revenue was partially offset by the sale of a BPA technology license and related support services totaling $2 million recognized as other revenue in 2002.

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

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased by $2 million, or 3%, to $59 million. The decrease was primarily a result of lower service and administrative costs related to the establishment of an independent information technology system and accounting function, and a change in estimates with our postretirement medical benefit obligation and capitalization of personnel expense to the information technology project.

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

  Restructuring Charges

     Restructuring charges increased by $6 million. We accrued a charge for employee severance and other exit costs of $6 million in the fourth quarter of 2002 related to a cost reduction program implemented in response to a significant decline in profitability. The reduction in work force affected approximately 90 employees or 9% of the work force.

  Special Charges

     Special charges decreased by $7 million, or 47%, to $8 million. The decrease is primarily related to lower transition costs incurred in 2002. Transition activities for 2002 primarily consisted of $8 million of non-recurring transition expenses related to the migration from the predecessor’s IT systems and accounting function that was previously outsourced. Transition activities for 2001 consisted of $3 million for severance costs and $12 million for exit and relocation costs related to transitioning from the predecessor’s organization structure.

  Operating Income

     Operating income decreased by $42 million to $51 million. The decrease was primarily due to the decreased revenue and increased depreciation and amortization and restructuring charges, partially offset by decreases in purchase and other variable cost, operating expenses, selling, general and administrative, research and development costs and special charges.

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

  Income (Loss) Before Income Taxes

     Income (loss) before income taxes decreased by $38 million to a $12 million loss in 2002. The decrease was due to decreased operating income, partially offset by increased income from our equity affiliate and decreased interest expense, net.

  Income Tax Expense (Benefit)

     Income tax expense (benefit) decreased by $16 million to a $5 million benefit in 2002. The decrease was primarily related to a taxable loss in 2002.

  Net Income (Loss)

     Net income (loss) decreased by $22 million to a $7 million net loss in 2002. The net loss was due to the loss before income taxes, partially offset by income tax benefit.

  EBITDA

     EBITDA decreased $39 million, or 30%, to $89 million. The decrease was primarily due to decreased revenue and increased severance costs, partially offset by decreases in purchase and other variable costs, operating expenses, selling, general and administrative expenses, research and development costs and special charges. EBITDA has not been adjusted for the special charges or restructuring charges discussed above. In addition, for the year ended December 31, 2002, EBITDA has not been adjusted by $4 million of cost savings that management estimates would have been achieved assuming that the comprehensive information technology project we announced in 2001 to establish our own systems and infrastructure in order to transition from the predecessor IT and accountings systems had been completely in effect as of January 1, 2002. See “Item 6. Selected Financial Data” for a reconciliation of EBITDA to net loss.

Liquidity and Capital Resources

     General

     During the year ended December 31, 2003, our operating cash flow was less than our working capital needs. However, we obtained additional cash from the issuance of $200 million aggregate principal amount of 9 1/2% Senior Second Secured Notes and the issuance of $140 million aggregate principal amount of 8% Senior Secured Notes, and liquidated the amounts of long-term debt outstanding under our credit agreement, resulting in an increase of cash and cash equivalents for the period in the amount of $45 million. In addition, during 2003 we sold a significant interest in our investment in an equity affiliate for gross proceeds of $23 million. Also, during 2003, we received income tax refunds totaling $19 million. Our working capital requirements principally include accounts receivable, product and raw materials inventory, labor, equipment and debt service costs. We expect to continue to finance our operations through net cash provided by operating activities, existing cash and cash equivalents on hand, other refinancing vehicles and borrowings under our revolving credit facility and, to the extent needed, sales of assets. As a result of our high level of debt, we will have to continue to generate significant cash flows through operating activities, borrowings and asset sales to meet our current debt service requirements. For a discussion of factors affecting our operating cash flows, see “Outlook for 2004” below.

     Our high level of debt may preclude us from borrowing any more funds beyond those available under the revolving credit agreement. Based on our current level of operations, anticipated recovery and cost reductions, management believes that our cash flow from operations, together with existing cash and cash equivalents on hand, net proceeds from the issuances of the notes, future borrowings under our revolving credit facility and sales of assets, if necessary, will be sufficient to fund our working capital needs and expenditures, for property, plant and equipment and debt service obligations in the foreseeable future, although no assurance can be given in this regard.

     Series of Note Issuances

     The $328 million aggregate principal amount of 13 1/2% Senior Subordinated Notes due 2010 were issued in private offerings pursuant to Rule 144A and Regulation S under the Securities Act of 1933 in 2000, 2001 and 2002 by RPP LLC and RPP Capital. These notes were subsequently exchanged with registered identical series of notes with the Securities and Exchange Commission in 2001, 2002 and 2003, respectively. The $328 million of 13 1/2% Senior Subordinated Notes are senior subordinated unsecured obligations ranking junior in right of payment to all of our existing and future senior debt and all liabilities of our subsidiaries that do not guarantee the notes. The proceeds from the issuance of $200 million of the 13 1/2% Senior Subordinated Notes in November 2000 were used to finance in part the recapitalization and related transaction costs and expenses. The net proceeds from the issuance of $75 million of the 13 1/2% Senior Subordinated Notes issued in November 2001 and $53 million of the notes issued in December 2002 were used to repay borrowings under the Credit Agreement (as defined below). Interest on the 13 1/2% Senior Subordinated Notes is payable semi-annually in cash on each May 15 and November 15. The 13 1/2% Senior Subordinated Notes mature on November 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after November 15, 2005, at the specified redemption prices set forth under the related indenture.

     On April 9, 2003, RPP LLC completed a private offering, together with RPP Capital, its wholly-owned subsidiary, of $175 million aggregate principal amount of 9 1/2% Senior Second Secured Notes Due 2010. The $175 million of 9 1/2% Senior Second Secured Notes are senior secured obligations ranking equal in right of payment to all of our existing and future senior debt and senior in right of payment with all of our existing and future subordinated indebtedness. The 9 1/2% Senior Second Secured Notes are secured by a junior lien, subject to permitted liens, on all of our domestic assets (subject to certain exceptions) that secure our obligations under the Credit Agreement (as defined below) and a portion of the capital stock of our direct and indirect domestic subsidiaries and direct foreign subsidiaries. Interest is payable semi-annually in cash on April 15 and October 15, beginning October 15, 2003. The proceeds, net of $5 million debt issue costs, from the offering were used to repay borrowings under the Credit Agreement among RPP LLC, RPP Capital, RPPI, Resolution Europe B.V. (the “Borrowers”) and the various lenders party thereto, dated as of November 14, 2000 as amended, (the “Credit Agreement”) and for general corporate purposes, including working capital. The 9 1/2% Senior Second Secured Notes mature on April 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after April 15, 2006, at the specified redemption prices set forth under the related indenture.

     We and the other Borrowers executed the Fourth Amendment to the Credit Agreement dated as of April 1, 2003. The Fourth Amendment, among other things, (a) permitted the Borrowers to issue up to $200 million of 9 1/2% Senior Second Secured Notes due 2010 so long as they used at least the first $135 million of net proceeds from the offering of the Notes to prepay the term loans outstanding under the Credit Agreement, (b) amended the financial covenants by eliminating the consolidated interest coverage ratio covenant and the adjusted total leverage ratio covenant and added an adjusted bank leverage ratio covenant, and (c) reduced the size of the revolving credit facility from $100 million to $75 million.

     In May 2003, RPP LLC and RPP Capital registered an identical series of $175 million 9 1/2% Senior Second Secured Notes due 2010 with the Securities and Exchange Commission and subsequently completed an offer to exchange the unregistered notes for the registered notes.

     On May 22, 2003, RPP LLC completed a private offering, together with RPP Capital, its wholly-owned subsidiary, as co-issuer, of an additional $25 million aggregate principal amount of 9 1/2% Senior Second Secured Notes Due 2010. These notes, together with the $175 million aggregate principal amount of 9 1/2% Senior Second Secured Notes due 2010 that were originally issued on April 9, 2003, are treated as a single class of securities under our existing indenture. The proceeds, net of $2 million debt issue costs from the offering, were used for general corporate purposes, including working capital.

     In July 2003, the RPP LLC and RPP Capital registered an identical series of 9 1/2% Senior Second Secured Notes Due 2010 with the Securities and Exchange Commission and subsequently completed an offer to exchange all of the unregistered notes for registered notes. As a result of these two exchange offers, all of the outstanding $200 million of 9 1/2% Senior Second Secured Notes due 2010 are registered notes.

     On December 22, 2003, RPP LLC completed a private offering, together with RPP CC, its wholly-owned subsidiary, as co-issuer, of $140 million aggregate principal amount of 8% Senior Secured Notes Due 2009. The $140 million of 8% Senior Secured Notes are senior secured obligations ranking equal in right of payment to all of our existing and future senior debt and senior in right of payment with all of our existing and future subordinated indebtedness. The 8% Senior Secured Notes are secured by a lien, subject to permitted liens, on all of our domestic assets (subject to certain exceptions) that secure our obligations under the Credit Agreement and a portion of the capital stock of our direct and indirect domestic subsidiaries and direct foreign subsidiaries. Our obligations under the 8% Senior Secured Notes and our obligations under the 9 1/2% Senior Second Secured Notes are secured by liens on the same collateral. By virtue of the lien priority, the 8% Senior Secured Notes are effectively senior to the obligations under the 9 1/2% Senior Second Secured Notes to the extent of the value of the collateral securing such notes. Interest is payable semi-annually in cash on December 15 and June 15, beginning June 15, 2004. The proceeds, net of $4 million debt issue costs from the offering of the 8% Senior Secured Notes, were used to repay borrowings under the Credit Agreement and for general corporate purposes, including working capital. The 8% Senior Secured Notes mature on December 15, 2009 and may be redeemed in whole at any time or in part from time to time, on and after December 15, 2006, at the specified redemption prices set forth under the related indenture.

     In February 2004, RPP LLC and RPP Capital registered an identical series of 8% Senior Secured Notes Due 2009 with the Securities and Exchange Commission and subsequently completed an offer to exchange all of the unregistered notes for registered notes.

     We and the other borrowers executed the Fifth Amendment to the Credit Agreement with an effective date as of December 22, 2003. The Fifth Amendment, among other things, (a) permitted us to issue the 8% Senior Secured Notes so long as the net proceeds from the offering of the notes were used to repay all of the remaining term loans outstanding under the Credit Agreement, (b) eliminated the adjusted bank leverage ratio covenant, and (c) imposed an asset coverage test which will limit borrowings and letters of credit under our revolving credit facility to the sum (the “Borrowing Base”) of 65% of our U. S. inventory, 85% of the net book value of our U. S. receivables and 20% of the net book value of our U. S. plant, property and equipment, which Borrowing Base we will be required to report on a monthly basis. If the utilization under the revolving credit facility exceeds the most recently reported Borrowing Base, we must repay outstanding borrowings and/or cash collateralize letters of credit in the amount equal to such excess. Substantially all of our current and future assets are pledged as security under our Credit Agreement.

     Credit Agreement

     On November 14, 2000, RPP Inc., RPP LLC, RPP Capital and Resolution Nederland B.V. entered into a $600 million Credit Agreement with a syndicate of financial institutions. The Credit Agreement currently provides for a six-year $75 million revolving credit facility, the euro equivalent of which is also available, to be used for, among other things, working capital and general corporate purposes of RPP LLC and its subsidiaries, including without limitation, certain permitted acquisitions. The revolving credit facility also includes a sub-limit for letters of credit in an amount not to exceed $50 million. At December 31, 2003, there were no amounts outstanding under the revolving credit facility and $8 million in outstanding letters of credit. At December 31, 2003, we had additional borrowing capacity under the Credit Agreement of $67 million. During 2003, we borrowed $236 million and made payments of $473 million under the Credit Agreement. As of December 31, 2003, we were in compliance with the borrowing base limit of the Credit Agreement.

     Borrowings that are maintained as dollar term loans or loans under the revolving credit facility denominated in dollars, accrue interest at either Citibank’s prime lending base rate or the eurodollar rate plus, in each case, a margin ranging from 1.25% to 3.00%, which margin is dependent upon our leverage, as determined on a quarterly basis. Interest rates on loans under the revolving credit facility denominated in euros accrue interest at the euro rate plus associated costs plus, in each case, a margin ranging from 2.25% to 3.00% depending on our leverage, as determined on a quarterly basis.

     Interest period elections generally range from one to six months, or to the extent available, nine or twelve months for eurodollar and euro rate loans. With respect to eurodollar loans and euro rate loans, interest is payable at the end of each interest period or, for interest periods longer than three months, at least every three months.

     With respect to base rate loans under the Credit Agreement, interest is payable quarterly on the last business day of each fiscal quarter. Calculation of all interest is based on the actual number of days elapsed in a year comprising 360 days. For each drawn letter of credit, we are required to pay a per annum fee equal to the spread over the eurodollar rate for the revolving credit facility, a fronting fee equal to 1/4 of 1% on the aggregate daily stated amount of each letter of credit, plus administrative charges. Additionally, we will pay a commitment fee ranging from 0.375% to 0.500% per annum, depending on our leverage ratio, which commitment fee is payable quarterly on the unused available portion of the revolving credit facility.

     The loans incurred under the Credit Agreement by RPP LLC and RPP Capital are guaranteed by RPP Inc. and all of our existing and future direct and indirect wholly-owned domestic subsidiaries. The U.S. loans under the Credit Agreement are secured by a perfected security interest in substantially all of our properties and assets and our direct and indirect wholly-owned domestic restricted subsidiaries, now owned or acquired later, including a pledge of all capital stock and notes owned by us and our domestic restricted subsidiaries; provided that no more than 65% of the stock of our foreign subsidiaries is required to be pledged in respect of such loans. In addition, loans incurred under the Credit Agreement by Resolution Europe B.V. (f/k/a Resolution Nederland B.V.), a subsidiary of RPP B.V., are guaranteed by RPP Inc., us and all of our existing and future direct and indirect domestic and material foreign subsidiaries (the “Non-U.S. Guarantors”), subject to exceptions and restrictions. The obligations of Resolution Europe B.V. (f/k/a Resolution Nederland B.V.) and the Non-U.S. Guarantors are secured by a perfected security interest in the assets described above and in certain material property and assets owned by Resolution Europe B.V. (f/k/a Resolution Nederland B.V.) and the Non-U.S. Guarantors.

     Equipment Leases

     During 2001, we entered into five to seven year leases for equipment at an aggregate annual rental of $0.3 million. The equipment has been capitalized at its fair market value of $1.2 million, which approximates the present value of the minimum lease payments. During 2002, we entered into a number of thirty-six month leases for equipment at an aggregate annual rental of $0.8 million. The equipment has been capitalized at its fair market value of $2.3 million, which approximates the present value of the minimum lease payments. As of December 31, 2003, $2 million of these capital leases was outstanding. We will continue to review entering into capital lease agreements as alternate sources of financing with favorable interest rates as opportunities arise.

     Equipment Notes

     We entered into unsecured trade notes, totaling $3.9 million, payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. As of December 31, 2003, $2 million of these unsecured trade notes was outstanding. Annual principal payments for other long-term debt will average approximately $1.3 million for 2003.

     Insurance Notes

     Each year we enter into trade notes with a funding corporation to finance our insurance coverage. Payments on these trade notes were approximately $9 million in 2003 and there was $6 million outstanding as of December 31, 2003 under this 2003 trade note. We plan to enter into a similar arrangement for a similar amount to finance our insurance needs in 2004.

     Cash Flows

     For the year ended December 31, 2003, we used net cash for operating activities of $49 million, provided cash in investing activities of $7 million and provided cash in financing activities of $86 million. Investing activities primarily consisted of expenditures for property, plant and equipment of $18 million offset by the proceeds of $23 million on the sale of forty percent of the outstanding shares in Japan Epoxy Resins Co., Ltd to our joint venture partner, Mitsubishi Chemical Company. In connection with the financing activities, we paid a constructive distribution related to certain pension costs to Shell on RPPI’s behalf. For the year ended December 31, 2002, we generated net cash provided by operating activities of $69 million, used cash in investing activities of $45 million and used cash in financing activities of $26 million. Investing activities primarily consisted of expenditures for property, plant and equipment and proceeds from the sale of non-productive assets. For the year ended December 31, 2001, we generated net cash provided by operating activities of $95 million, used cash in investing activities of $23 million and used cash in financing activities of $85 million. In connection with the financing activities, we received a capital contribution related to a purchase price adjustment per the recapitalization transaction in the amount of $19 million in the year ended December 31, 2001.

     Our management uses EBITDA as an internal performance measure rather than a measure of our liquidity. Our cash flow from operations has been significantly different than our EBITDA. For example, for the year ended December 31, 2003, our EBITDA was $58 million, but our cash flow from operations was negative $49 million and our interest expense, net, was $76 million.

     Capital Expenditures

     Capital expenditures for property, plant and equipment totaled $18 million, $48 million and $24 million for the years ending December 31, 2003, 2002 and 2001, respectively. Capital expenditures for 2003 consisted of $1 million for information technology projects, a net $6 million for mandatory environmental projects (gross $11 million before indemnification recovery of $5 million from Shell), $6 million for growth and improved profitability and $5 million to maintain capital projects. Of the $48 million spent in 2002, $30 million was related to the information technology project, a net $10 million was for mandatory environmental projects (gross $26 million before indemnification recovery of $16 million from Shell), $6 million was for projects related to growth and improved profitability, and $2 million was for maintenance. Of the $24 million in 2001, $9 million was related to maintenance, $3 million for mandatory environmental projects, and $12 million was for projects related to growth and improved profitability, primarily related to an investment in our Versatics business to improve the quality of these manufacturing assets. In addition, in January 2001 we spent $1 million in connection with the purchase of Shell Epoxy Resins France SAS.

     Because we have an established infrastructure in place, our capital expenditures are generally not for the building of new plants but for their maintenance, mandatory environmental projects, occasional incremental expansion or cost reduction/efficiency improvement where justified by the expected return on investment. We expect our capital expenditures for 2004 to be approximately $20 million.

     Contractual Obligations and Other

     We do not have any arrangements or relationships with unconsolidated entities or special purpose entities. Related party transactions are limited to those described in Note 3 of the consolidated financial statements. Off-balance sheet arrangements are limited to operating leases described in Note 13 of the consolidated financial statements. The following is a summary of our material contractual cash payment obligations as of December 31, 2003 (in millions):

Contractual Obligation	2004	2005	2006	2007	Thereafter	Total

Long-term debt obligations*	$1	$1	$—	$—	$668	$670
Capital lease obligations	1	1	—	—	—	2
Other contractual obligations**	134	105	85	68	138	530
Operating lease obligations	6	6	6	4	12	34

Total	$142	$113	$91	$72	$818	$1,236

* The revolving credit facility also includes a sub-limit for letters of credit in an amount not to exceed $50 million. At December 31, 2003, there were no amounts outstanding under the revolving credit facility and $8 million in outstanding letters of credit.

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

          We currently anticipate that a contribution for the 2004 U. S. pension plan year in the amount of $1.3 million will be required. However, the 2004 U. S. pension plan year funding will not be required until September 2005. At the earliest, we will be required to fund this pension obligation in April 2005.

Outlook for 2004

     While the global economy remains in a low growth mode, we have begun to experience signs of improvement in demand from the end markets we serve. Once a global recovery takes hold, volumes are expected to rebound. Return of normal supply/demand fundamentals should result in a reduction in average raw material prices, which increased in 2003 due to political instability in the Middle East (including the conflict in Iraq), and supply disruptions elsewhere. There can be no assurances that (a) any global recovery will occur during 2004, (b) we will be able to realize margins we have historically achieved as feedstock costs decline, or (c) our feedstock costs will not rise faster than our product prices and, therefore, reduce our margins.

     We believe that demand for epoxy resins will improve in 2004 from 2003 levels, as described above. Also, we have recently announced significant increases of epoxy resins prices for second quarter 2004 in North America, Europe and Asia. We believe increases will be announced and implemented in subsequent quarters to help offset the increase in raw material costs. During 2003 and the first quarter of 2004, the industry generally had been unable to successfully achieve price increases on epoxy resin products. Additionally, during that period, the major domestic epoxy resin producers had often not supported such announced price increases.

     In addition, we have instituted a new cost reduction program, focused primarily on variable costs, to improve our margins. These cost reductions relate to (i) improvements in the contractual price of certain of our feedstocks which we have negotiated or expect to be implemented, and (ii) specific projects at each of our plants which will result in higher efficiency in the consumption of raw materials and the lower usage of utilities, thereby reducing the cost of production independent of changes in the markets for our feedstocks or energy. In addition, as part of our cost reduction program, we have taken and will continue to take actions to eliminate certain additional fixed costs. The benefits of the cost reduction program, expected to represent $20 million to $30 million annually, are expected to be realized in 2004. The implementation costs of this program are not expected to be material.

     There can be no assurances that (i) demand for our products will increase during 2004, (ii) the announced price increases by us or our competitors will be accepted by our customers or that we will not lose any significant customers or volumes in the future as a result of these price increases, (iii) the cost reductions described above will be achieved or (iv) the expected benefits of the cost reduction program will not be offset by increases in other expenses.

Environmental, Health and Safety

     Our business is subject to various federal, state, local and foreign laws and regulations which govern environmental health and safety (“EHS”) related matters. Compliance with these laws and regulations requires substantial continuing financial commitments and planning. Moreover, the laws and regulations directly affect how we operate our business. The financial commitments consist of environmental costs for normal day to day operations, voluntary and mandatory matters as well as remediation issues.

     As of December 31, 2003 and 2002, we assessed that an environmental remediation liability accrual was not needed based on the current available facts, present laws and regulations, and current technology. We accrue for environmental liabilities when the liability is probable and the costs are reasonably estimable. This assessment was based on the lack of evidence of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, for incidents occurring after the closing date of the recapitalization transaction, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

     As mentioned above, we have substantial continuing financial commitments for compliance with environmental matters. During the year ended December 31, 2003, we expended a total of $11 million in related mandatory environmental capital projects and we applied $5 million from the deferred credit balance to offset these expenditures. The deferred credit balance resulted from the 2002 settlement with Shell with regard to environmental matters covered by Shell’s indemnity to us. As of December 31, 2003, the deferred credit balance was zero. We expect a similar operating environmental commitment to continue in future years, however, the level of financial commitment may increase if the environmental laws and regulations become more stringent.

Research and Development

     Our research and development activities are aimed at developing and enhancing products, processes, applications and technologies on a global basis. We emphasize a customer driven, “systems and solutions” approach in discovering new applications and processes and providing customer service through our technical staff. We also focus on on-going improvement of plant yields, fixed costs and capacity. Our research and development expenditures were $16 million, $20 million and $25 million for the years ended December 31, 2003, 2002 and 2001, respectively. In order to continue to find alternate applications for our products and to continue to seek efficiencies in our manufacturing efforts, we expect to spend similar amounts in the future on product development and process development over the next few years.

Effects of Currency Fluctuations

     We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. For the year ended December 31, 2003, 55% of our total revenues and 57% of our total expenses were from companies incorporated outside the United States. For the year ended December 31, 2002, 50% of our total revenues and 56% of our total expenses were from companies incorporated outside the United States. For the year ended December 31, 2001, 49% of our total revenues and 54% of our total expenses were from companies incorporated outside the United States. A substantial amount of assets and liabilities outside the United States are currently denominated in the Euro. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the Euro relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on Euro-denominated debt, including certain borrowings under the credit agreement, and U.S. dollar denominated debt, including the notes and certain borrowings under the credit agreement.

Inflation and Seasonality

     Certain of our expenses, used in the production of final products, such as supplies, maintenance and repairs and compensation and benefits, are subject to normal inflationary pressures. Although to date we have been able to offset inflationary cost increases through operating efficiencies and cost reductions, there can be no assurance that we will be able to offset any future inflationary cost increases through these or similar means. Our revenues and earnings are moderately seasonal, with the second and third quarters generally providing stronger results. Such seasonality has also been customary in the chemical industry in general, and we expect this trend to continue in future periods.

Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS 149,“Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. Adoption of the standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In May 2003, SFAS 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” was issued. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In December 2003, the FASB issued a revision to SFAS 132 (Employers’ Disclosures about Pensions and Other Postretirement Benefits). The revision amends SFAS 87, 88 and 106 and requires addition disclosures including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit or costs recognized during interim periods. The effective dates for the additional disclosure requirements are December 15, 2003 and June 15, 2004. Adoption of the revisions did not have a material effect on our consolidated results of operations, cash flows or financial position.

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (“FIN46R”), primarily to clarify the required accounting for interests in variable interest entities (“VIE’s”). This standard replaces FASB Financial Interpretation No. 46, Consolidation of Variable Interest Entities that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For us, application of FIN 46R is required for interest in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003 and for interests in all other types of VIEs as of March 31, 2004. Our application of FIN 46R, as of December 31, 2003 and as of March 31, 2004, did not and is not expected to have a material impact on our financial statements.

     In January 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permits a sponsor of retiree health benefit plans to make a one-time election to defer recognition of the effects of the new Medicare legislation in accounting for its plans under SFAS 106, Employers Accounting for Postretirement Benefits Other Than Pension, or in making disclosures related to its plans required by SFAS 132 (Revised 2003), Employers’ Disclosures about Pension and Other Postretirement Benefits, until the FASB develops and issues authoritative guidance on accounting for subsidies provided by the Act. Such FASB guidance could require a change in currently reported information. We elected to make the one-time deferral and are currently evaluating the effect of the FSP.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are engaged in manufacturing and marketing resins and other chemicals in the U.S. and internationally. As a result, we are exposed to certain market risks which include financial instruments such as foreign currency, short-term investments, trade receivables, and long-term debt. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate our exposure to such changes. The notes to our audited consolidated financial statements provide a description of our accounting policies and other information related to these financial instruments. We do not engage in speculative transactions and typically do not engage in hedging activities, except for the interest rate swaps which were put in place subsequent to December 31, 2000 in connection with our credit agreement and which have since expired or were terminated. In December 2002, we entered into an interest rate cap agreement for the notional amount of $150 million to replace the interest rate swaps. The interest rate swaps and the interest rate cap protected us against interest rate fluctuation by changing the interest rate payable on borrowings under the credit agreement from a variable interest rate to a fixed interest rate.

     A substantial amount of assets and liabilities outside the U.S. are denominated in Euros. The exchange rate of the U.S. dollar to the Euro was approximately 0.7964 and 0.9541 at December 31, 2003 and 2002, respectively. We may utilize forward exchange contracts to hedge foreign currency transaction exposures. There were no foreign exchange contracts outstanding at December 31, 2003.

     We place our short-term investments, which generally have a term of less than 90 days, with high quality financial institutions. We also limit the amount of credit exposure to any one institution, and have investment guidelines concerning diversification and maturities designed to maintain safety and liquidity. Due to the short-term nature of these instruments, their carrying value approximates market value. Management does not believe that a decrease of 1.0% from 2003 average investment rates would be material during 2004.

     Management evaluates the creditworthiness of our customers and monitors accounts on a regular basis, but typically does not require collateral. Our trade receivables are primarily denominated in U.S. dollars and Euros. In addition, trade receivables are generally due within 30 to 60 days and are collected in a timely manner. Historically bad debts have not been material and have been within management’s expectations. Management believes timely collection of trade receivables minimizes associated credit risk.

     As of December 31, 2003, our outstanding long-term debt consisted of the notes, a revolver credit facility that includes a letter of credit facility. The aggregate notes, which mature in 2009 and 2010, totaled $668 million, bear interest at a fixed rate of 13 1/2%, 91/2% and 8%. As of December 31, 2003, their fair value was estimated to be $635 million in the aggregate. Borrowings that are denominated in the U.S. dollar bear interest at either Citibank’s prime lending rate or the eurodollar rate plus, in each case, a margin ranging from 1.25% to 3.00%, depending upon our leverage, as determined quarterly. Borrowings that are denominated in euros bear interest at the euro rate (Euribor) plus a margin ranging from 2.25% to 3.00% depending on our leverage, as determined quarterly. We periodically review various alternatives to protect long-term debt against interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

     Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our “internal controls and procedures for financial reporting” (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

          Management is aware that certain internal controls are dynamic and consequently continue to be refined and improved. For example, we have implemented an internal control steering committee and commenced the implementation of an internal control software tool to enhance internal controls that will continue to provide us with reasonable assurance that the identified controls operated as intended have not limited the effectiveness of our disclosure controls and procedures.

     Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to us during the period when our periodic reports are being prepared. There have been no changes in our Internal Controls that occurred during the fourth fiscal quarter in 2003 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of January 1, 2004 with respect to the members of our Board of Managers and our executive officers, who also hold the same positions with our parent RPP Inc.

Name	Age	Position

Marvin O. Schlanger	55	Chairman and Chief Executive Officer
Jeffrey M. Nodland	48	President and Chief Operating Officer
J. Travis Spoede	52	Executive Vice President and Chief Financial Officer
Mark S. Antonvich	43	Senior Vice President, General Counsel and Corporate Secretary
Wouter W. Jongepier	41	Vice President, Major Resins
Hanna M. Lukosavich	47	Vice President and Chief Information Officer
Dennis F. White	52	Vice President, Human Resources
Douglas B. Rahrig	53	Vice President, Performance Products, Technology and Development
Edward Guetens	62	Vice President, Environment, Health & Safety, Manufacturing and Engineering
Francois Vleugels	55	Vice President and Chief Administrative Officer, Europe
Laurence M. Berg	37	Director
Peter P. Copses	45	Director
Joshua J. Harris	39	Director
Scott M. Kleinman	30	Director
Joel A. Asen	52	Director
Heinn F. Tomfohrde, III	70	Director

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

     J. Travis Spoede became Executive Vice President and Chief Financial Officer of RPP LLC and RPP Capital in March 2001. Prior thereto since 1974, Mr. Spoede held various positions with Union Carbide Corporation, serving most recently as Director of Strategic Development, Joint Ventures from 1999 to 2001 and as Chief Financial Officer of EQUATE Petrochemical Company, a joint venture between Union Carbide Corporation and Petrochemical Industries Company of Kuwait, from 1994 to 1999.

     Wouter W. Jongepier became Vice President, Major Resins on January 1, 2004. Prior thereto, he had held the positions of Vice President, Global Sales RPP LLC since November 2002, Vice President, Europe/Africa of RPP LLC from November 2000 to November 2002 and the Sales Director of the European and African operations of Shell’s Resins/Versatics Products business from 1999 to November 2000. Mr. Jongepier joined Shell in 1988 and has served in roles varying from researcher in Belgium, specialties plant manager in Pernis, and market development manager in the southern part of Europe.

     Mark S. Antonvich became Senior Vice President, General Counsel and Corporate Secretary of RPP LLC on January 1, 2004 and prior thereto had been our Vice President and General Counsel since May 8, 2001. Prior thereto, from August 2000 to May 2001, he had been Senior Counsel for Enron Global Exploration & Production Inc., where he was responsible for international oil and gas transactions and providing legal support to operating assets in India. From 1995 to 2000, Mr. Antonvich represented Magma Copper Company and BHP Minerals in Tucson, Arizona and Houston, Texas, most recently serving as Senior Corporate Counsel, advising those companies on international mineral acquisitions and divestments, commercial and general corporate matters, operational and environmental issues related to mining and mineral processing activities, and complex litigation. From 1987 to 1995, he was in private practice in the Washington, D.C. area, following graduation from the Georgetown University Law Center.

     Hanna M. Lukosavich became Vice President and Chief Information Officer of RPP LLC and RPP Capital in March 2001. From 1983 to 2000, Ms. Lukosavich held various positions with Mannesmann Pipe & Steel Corporation, including Director of Information Technology.

     Dennis F. White became Vice President, Human Resources of RPP LLC on November 14, 2000. Prior thereto, Mr. White had been the Vice President of Human Resources of Shell’s Resins/Versatics Products since late 1999. Mr. White had previously been Director of Employee Resources for Criterion Catalyst Company from 1989 to 1999, and prior to that had spent 16 years in various human resource positions with Shell.

     Douglas B. Rahrig became Vice President, Performance Products, Technology and Development of RPP LLC on January 1, 2004 and prior thereto had been our Director of Product and Applications Development since October 2, 2001. From 1994 to 2001, Mr. Rahrig served as a Vice President in various marketing and technical development roles at McWhorter Technologies.

     Edward Guetens became Vice President, Environment, Health & Safety, Manufacturing and Engineering on January 1, 2004 and prior thereto had been our Director Global Environment, Health & Safety and Engineering since 2001. From 1975 until 1999 Mr. Guetens served in various positions with Arco Chemical Company, most recently as Director of Engineering, Environment, Health & Safety and Manufacturing Programs.

     Francois Vleugels became Vice President and Chief Administrative Officer—Europe of RPP LLC on January 1, 2004. From 1981 until 2003, Mr. Vleugels served in various positions with Eastman Chemical Company, most recently as the Vice President and General Manager of Coatings, Adhesives and Specialty Polymers.

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

     Peter P. Copses became a director of RPP Inc. on November 14, 2000 and a member of the Board of Managers of RPP LLC and a director of RPP Capital on March 2, 2001. Mr. Copses is a partner in Apollo Management, L.P., where he has worked since 1990. From 1986 to 1990, Mr. Copses was initially an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin Jenrette Securities Corporation, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses is also a director of Rent-A-Center, Inc., Zale Corporation, Compass Minerals International, Inc. and General Nutrition Centers, Inc.

     Joshua J. Harris became a director of RPP Inc., a member of the Board of Managers of RPP LLC and a director of RPP Capital on November 14, 2000. Mr. Harris is a senior founding partner of Apollo Management, L.P. and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Breuners Home Furnishings Corporation, Pacer International, Inc., Quality Distribution Inc., Compass Minerals International, Inc., Nalco Company, United Agri Products, Inc. and UAP Holding Corp.

     Scott M. Kleinman became a director of RPP Inc., a member of the Board of Managers of RPP LLC and a director of RPP Capital on November 14, 2000. Mr. Kleinman is a principal of Apollo Management, L.P., where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division from July 1994 through January 1996. Mr. Kleinman is also a director of Compass Minerals International, Inc.

     Joel A. Asen became a director of RPP Inc. on November 14, 2000 and a member of the Board of Managers of RPP LLC and a director of RPP Capital on March 2, 2001. Since June of 2003, Mr. Asen has been a Managing Director of PLASE Capital Group, L.P., an affiliate of Apollo Management L.P. Since May 1992, Mr. Asen has been President of Asen Advisory, which provides strategic and financial advisory services. He was Managing Director at Whitehead Sterling from 1991 to 1992, at Paine Webber, Inc. from 1990 to 1991 and at Drexel Burnham Lambert Incorporated from 1988 to 1990. From 1985 to 1988 he was a Senior Vice President at GAF Corporation. Prior to that time, Mr. Asen was a Manager of Business Development at GE and Manager of Marketing and Business Development at GECC. Mr. Asen is also a director of Compass Minerals International, Inc and Anchor Glass Container Corporation.

     Heinn F. Tomfohrde, III became a director of RPP Inc. on November 14, 2000 and a member of the Board of Managers of RPP LLC and a director of RPP Capital on March 2, 2001. Mr. Tomfohrde has served the chemicals industry in a variety of leadership positions for 44 years. He served as President and Chief Operating Officer of International Specialty Products, Inc. and its predecessor company, GAF Chemicals Corp. from 1987 to 1993. Prior to that time, Mr. Tomfohrde spent 31 years with Union Carbide Corp., rising from positions in research and development and marketing to senior management, serving as President of Union Carbides Consumer and Industrial Products Group from 1983 to 1986. Mr. Tomfohrde is also a director of Compass Minerals International, Inc

Compensation of Board of Managers

     In 2004, we will pay each non-employee director a retainer of $1,500 per month plus $1,500 for each Board meeting attended.

     Furthermore, in the event that RPP LLC and its subsidiaries consolidated earnings before interest, taxes, depreciation and amortization (as determined by our historical practices) is $116 million or more during any twelve month period ending the last day of any fiscal quarter during 2004 and 2005, each director will receive 125% of the amount that would have been received had the 2004 plan been in effect in 2003.

     Each of the members of the Board of Managers of RPP LLC also serves as a director of RPP Inc. and is compensated for such services by RPP Inc. RPP Inc. adopted a non-employee director stock option plan, effective as of November 14, 2000, pursuant to which options with respect to a total of 15,000 shares of RPP Inc.’s common stock will be available for grant to directors of RPP Inc. or any of its subsidiaries, including us, who are not also employees of RPP Inc. or any of its subsidiaries. The option plan will be administered by the board of directors of RPP Inc. or a compensation committee appointed from time to time by the board of directors. The right to grant options under the plan will expire on November 14, 2010 unless earlier terminated by the board of directors of RPP Inc. Options granted under the plan will be nonqualified stock options. As of December 31, 2002, RPP Inc. granted options covering 6,000 shares to its non-employee directors, each of whom also serves as a member of the Board of Managers of RPP LLC.

     Options are granted in the amounts determined by the board of directors of RPP Inc. or the compensation committee. Except as otherwise determined by the board of directors, options will vest as follows:

  • One-third of the options will time vest in equal increments over five years, ending on November 14, 2005. However, vesting of all of these options will be accelerated immediately upon the consummation of a sale of RPP Inc. for cash, or any transaction in which Apollo Management sells at least fifty percent of its shares of common stock of RPP Inc.

  • Two-thirds of the options will be performance options and will vest on November 14, 2008. However, vesting of all or a portion of the performance options will be accelerated upon the consummation of a sale of RPP Inc. for cash, or any transaction in which Apollo Management sells at least fifty percent of its shares of common stock of RPP Inc. The amount vested will be based on the operating results achieved by the business.

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

     The audit committee provides assistance to the Board of Managers in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions. The audit committee also oversees the audit efforts of our independent accountants and takes those actions it deems necessary to satisfy itself that the auditors are independent of management. The members of the audit committee are Messrs. Kleinman, Asen and Schlanger.

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

Audit Committee Financial Expert

     The Board of Managers has determined that Mr. Kleinman, who is the Chairman of the Audit Committee, serves as the current “audit committee financial expert” as such term is defined under the SEC rules. In addition, Mr Schlanger and Mr. Asen qualify as “audit committee financial experts”. None of Mr. Kleinman, Mr. Schlanger, nor Mr. Asen qualify as “independent” as such term is used in Item 7(d)(d)(iv) of Schedule 14A under the Exchange Act assuming that the listing standards of the National Association of Securities dealers, Inc. applied.

Code of Conduct and Ethics Policy

     We have adopted a code of conduct and ethics policy, which applies to all of our employees, including our chief executive officer and chief financial officer. Our code of conduct and ethics policy are posted on our website at www.resins.com under the heading “Corporate Information”. We will also provide a copy of the code of conduct and ethics policy to securityholders upon request. Any amendments to or waivers from any provision of our code of conduct and ethics policy will be disclosed by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation of our Chairman and each of our other four most highly compensated executive officers (including former officers) for the years ended December 31, 2003, 2002 and 2001.

Summary Compensation Table

		Annual Compensation		All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)

Marvin O. Schlanger	2003	$150,000	$—	$—
Chairman and Chief Executive Officer	2002	300,000	500	—
	2001	400,000	—	—
Jeff M. Nodland(3)	2003	$225,000	$5,000	$—
President and Chief Operating Officer	2002	250,000	500	—
	2001	114,583	—	—
J. Travis Spoede	2003	$180,000	$5,000	$—
Executive Vice President and Chief Financial	2002	201,190	50,500	—
Officer and Secretary	2001	213,755	—	—
Mark S. Antonvich(3)	2003	$175,499	$7,500	$12,367
Vice President and General Counsel	2002	195,000	500	15,000
	2001	126,375	—	10,000
Hanna M. Lukosavich(3)	2003	$157,500	$5,000	$—
Vice President and Chief Information Officer	2002	176,190	68,000	—
	2001	137,196	20,400	—

(1)	In 2002, each employee of the Company was paid the equivalent of $500 as bonus for the year 2001, except for Mr. Spoede and Ms. Lukosavich who were paid an information technology project bonus for individual performance. In 2001, Ms. Lukosavich was paid an information technology project bonus.

(2)	Consists of benefit payments in lieu of matching contribution and participation in the Company’s 401(k) program for Mr. Antonvich.

(3)	Mr. Nodland, Mr. Antonvich and Ms. Lukosavich joined us on varying dates in 2001 and the respective 2001 compensation is reported only from the start date to year-end.

     The following table provides information as to the value of options held by each of the named executive officers at the end of fiscal year 2003. None of the named executive officers exercised any options during the last fiscal year. There were no stock options granted to any of the named executive officers during 2003.

Option Values as of December 31, 2003

	Number of Securities
	Underlying Unexercised		Value of Unexercised In-the Money Options at
	Option at December 31, 2003		December 31, 2003 (in thousands)

Name	Exercisable	Unexercisable	Exercisable (1)	Unexercisable(1)

Marvin O. Schlanger	2,400	18,600	$—	$—
Jeff M. Nodland	680	4,420	—	—
J. Travis Spoede	280	1,820	—	—
Mark S. Antonvich	160	1,040	—	—
Hanna M. Lukosavich	160	1,040	—	—

(1)	There is no established trading market for the stock of RPP Inc., but based on its estimated fair value at December 31, 2003, no options have been designated to be in-the-money. The estimated market value was calculated in-house by using reasonable and customary methods for determining market values when there is no established trading market.

2000 Option Plan

     RPP Inc. has adopted a stock option plan, effective as of November 14, 2000, pursuant to which options with respect to a total of 54,000 shares of RPP Inc.’s common stock will be available for grant to employees of, consultants to, or directors of RPP Inc. or us. The option plan is administered by the board of directors of RPP Inc. or a compensation committee appointed from time to time by the board of directors. The right to grant options under the option plan will expire on November 14, 2010. Options granted under the plan are either nonqualified or incentive stock options.

     Options are granted in amounts and at such times and to such eligible persons as determined by the board of directors of RPP Inc. or the compensation committee. As of December 31, 2003, RPP Inc. granted nonqualified options covering 53,672 shares, representing approximately 8% of its total common stock outstanding on a fully diluted basis. Options will vest in accordance with a schedule as determined by the board of directors of RPP Inc. or the compensation committee and this vesting schedule will be outlined in the optionee’s option agreement. We generally expect options to vest as follows:

(a) One-third of the options will be time vesting options and will vest in equal increments over five years. However, upon termination of a grantee’s employment without cause or for good reason within six months following the sale of RPP Inc. for cash or any transaction in which RPP Holdings sells at least fifty percent of its shares of common stock of RPP Inc. acquired by it, all of the time vesting options allocated to such terminated employee shall vest immediately on such termination.

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

     The vesting of options will occur only during an employee’s term of employment. All unvested options will be forfeited upon a termination of employment.

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

Employment Agreements

     On November 14, 2000, we entered into an employment agreement with Marvin O. Schlanger to act as our Chairman of the Board. Mr. Schlanger receives an annual base salary of $400,000 per year, subject to any increase as determined by the compensation committee of the board of directors. In addition, Mr. Schlanger is entitled to receive an annual cash bonus based upon achievement of certain operating and/or financial goals, with an annual target bonus amount equal to seventy-five percent of Mr. Schlanger’s then current annual base salary. On November 14, 2000, Mr. Schlanger also was granted options to purchase 21,000 shares of RPP Inc.’s common stock under the RPP Inc. stock option plan. Mr. Schlanger will be entitled to participate in our benefit plans.

     The term of Mr. Schlanger’s employment agreement is initially three years, with automatic extensions for additional two year periods if neither party gives notice that the term will not be so extended. We may terminate Mr. Schlanger’s employment at any time and for any reason and Mr. Schlanger may resign at any time and for any reason. Under his employment agreement, Mr. Schlanger has also agreed to non-competition provisions. In consideration of this non-competition agreement, we have agreed to make payments to Mr. Schlanger following the termination of his employment. If we terminate Mr. Schlanger’s employment without cause or Mr. Schlanger resigns for good reason (including any material diminution of his duties), Mr. Schlanger will be entitled to receive (1) earned but unpaid amounts under our salary or benefit plans or programs and (2) his current base salary for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and November 14, 2003. If any such payments constitute a “parachute payment,” as defined in Section 280G of the Internal Revenue Code of 1986, as amended, then the total amount of payments or benefits payable to Mr. Schlanger will be reduced to the largest amount such that the provisions of 280G of the Code relating to “excess parachute payments” shall no longer be applicable. However, in the event Mr. Schlanger is terminated for cause or resigns without good reason, we will not be obligated to make those payments.

     On March 15, 2002, Mr. Schlanger’s employment agreement was amended, effective January 1, 2002, to (i) reduce his annual base salary to $300,000, subject to any increase as determined by the compensation committee of our Board of Directors, and (ii) to increase his annual target bonus to an amount equal to one-hundred percent of Mr. Schlanger’s then current annual base salary.

     Effective January 1, 2003, Mr. Schlanger’s employment agreement was amended to (i) reduce his annual base salary to $150,000, subject to any increase as determined by the compensation committee of our Board of Managers; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 and 2004 (such day, the “Salary Reimbursement Date”), our and our subsidiaries’ consolidated adjusted earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, his annual base salary will increase to $300,000 and he will receive 125% of the amount he otherwise would have received since January 1, 2003 if his annual base salary had been $300,000, (ii) provide that in the event of his death, long-term disability, retirement or a Realization Event (as defined in our stock option plan) prior to the earlier of the Salary Adjustment Date and January 1, 2004, he will receive a lump sum amount (to be considered pensionable wages) equal to 100% of the amount paid to him as base salary from January 1, 2003 to such date, (iii) provide that his annual target bonus be an amount equal to 100% of his highest annual base salary during the term of his employment agreement and (iv) provide that in the event we terminate his employment without cause or he resigns for good reason (including any material diminution of his duties), he will be entitled to receive, in addition to earned but unpaid amounts under our salary or benefit plans or programs, his highest annual base salary during the term of his employment agreement for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and November 14, 2003. The effective date for achieving $116 million as related to (1) above has been extended to December 31, 2005 by action of the Compensation Committee and the employment agreement is expected to be amended accordingly.

     Effective February 17, 2003, Mr. Schlanger’s employment agreement was amended to increase his base salary to $300,000 on January 1, 2004. Effective November 24, 2003, Mr. Schlanger’s employment agreement was amended to increase his base salary to $400,000 on January 1, 2004 and extend the term of his employment through November 14, 2005. Further, the November 2003 amendment states that in addition to his base salary and bonus, Mr. Schlanger shall receive $500,000 payable in eight quarterly installments commencing with the quarter beginning on January 1, 2004 (the “Extension Bonus”), provided that on the first day of such quarter he is still employed by us. In the event of Mr. Schlanger’s death, long-term disability or the occurrence of a Realization Event (as defined in our stock option plan) prior to the Extension Bonus being paid in full, we shall pay Mr. Schlanger a lump sum (to be considered pensionable wages) equal to the remaining unpaid balance of the Extension Bonus.

     On July 16, 2001, we entered into an employment agreement with Jeffrey M. Nodland to act as our President and Chief Operating Officer. Mr. Nodland receives an annual base salary of $250,000 per year, subject to any increase as determined by the Board or its compensation committee. In addition, Mr. Nodland is entitled to receive an annual cash bonus based upon achievement of certain operating and/or financial goals, with an annual target bonus amount equal to fifty percent of Mr. Nodland’s then-current annual base salary. On August 10, 2001, Mr. Nodland also was granted options effective as of July 16, 2001 to purchase 5,100 shares of RPP Inc.’s common stock under the RPP Inc. stock option plan. Mr. Nodland is entitled to participate in our benefit plans.

     The term of Mr. Nodland’s employment agreement is initially three years, with automatic extensions for additional one year periods if neither party gives notice that the term will not be so extended. We may terminate Mr. Nodland’s employment at any time and for any reason and Mr. Nodland may resign at any time and for any reason. Under his employment agreement, Mr. Nodland has also agreed to non-competition provisions. In consideration of this non-competition agreement, we have agreed to make payments to Mr. Nodland following the termination of his employment. If we terminate Mr. Nodland’s employment without cause or Mr. Nodland resigns for good reason (including any material diminution of his duties), Mr. Nodland will be entitled to receive (1) earned but unpaid amounts under our salary or benefit plans or programs and (2) his current base salary for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and July 16, 2003. If any such payments constitute a “parachute payment,” as defined in Section 280G of the Internal Revenue Code of 1986, as amended, then the total amount of payments or benefits payable to Mr. Nodland will be reduced to the largest amount such that the provisions of 280G of the Code relating to “excess parachute payments” shall no longer be applicable. However, in the event Mr. Nodland is terminated for cause or resigns without good reason, we will not be obligated to make those payments.

     Effective January 1, 2003, Mr. Nodland’s employment agreement was amended to (i) reduce his annual base salary to $225,000, subject to any increase as determined by the compensation committee of our Board of Managers; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 and 2004 (such day, the “Salary Reimbursement Date”), our and our subsidiaries’ consolidated adjusted earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, his annual base salary will increase to $250,000 and he will receive 125% of the amount he otherwise would have received since January 1, 2003 if his annual base salary had been $250,000, (ii) provide that in the event of his death, long-term disability, retirement or a Realization Event (as defined in our stock option plan) prior to the earlier of the Salary Adjustment Date and January 1, 2004, he will receive a lump sum amount (to be considered pensionable wages) equal to 11.11% of the amount paid to him as base salary from January 1, 2003 to such date, (iii) provide that his annual target bonus be an amount equal to fifty percent of his highest annual base salary during the term of his employment agreement and (iv) provide that in the event we terminate his employment without cause or he resigns for good reason (including any material diminution of his duties), he will be entitled to receive, in addition to earned but unpaid amounts under our salary or benefit plans or programs, his highest annual base salary during the term of his employment agreement for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and July 16, 2003. The effective date for achieving $116 million as related to (1) above has been extended to December 31, 2005 by action of the Compensation Committee and the employment agreement is expected to be amended accordingly.

     On June 18, 2001, we entered into an employment agreement with Mark S. Antonvich to act as our Vice President and General Counsel. Mr. Antonvich receives an annual base salary of $195,000 per year, subject to any increase as determined by the Board or its compensation committee. In addition, Mr. Antonvich is entitled to receive an annual cash bonus based upon achievement of certain operating and/or financial goals, with an annual target bonus amount equal to thirty-five percent of Mr. Antonvich’s then-current annual base salary. On June 18, 2001, Mr. Antonvich also was granted options effective as of May 7, 2001 to purchase 1,200 shares of RPP Inc.’s common stock under the RPP Inc. stock option plan. Mr. Antonvich is entitled to participate in our benefit plans.

     The term of Mr. Antonvich’s employment agreement is initially three years, with automatic extensions for additional two year periods if neither party gives notice that the term will not be so extended. We may terminate Mr. Antonvich’s employment at any time and for any reason and Mr. Antonvich may resign at any time and for any reason. Under his employment agreement, Mr. Antonvich has also agreed to non-competition provisions. In consideration of this non-competition agreement, we have agreed to make payments to Mr. Antonvich following the termination of his employment. If we terminate Mr. Antonvich’s employment without cause or Mr. Antonvich resigns for good reason (including any material diminution of his duties), Mr. Antonvich will be entitled to receive (1) earned but unpaid amounts under our salary or benefit plans or programs and (2) his current base salary for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and May 7, 2003. If any such payments constitute a “parachute payment,” as defined in Section 280G of the Internal Revenue Code of 1986, as amended, then the total amount of payments or benefits payable to Mr. Antonvich will be reduced to the largest amount such that the provisions of 280G of the Code relating to

“excess parachute payments” shall no longer be applicable. However, in the event Mr. Antonvich is terminated for cause or resigns without good reason, we will not be obligated to make those payments.

     Effective January 1, 2003, Mr. Antonvich’s employment agreement was amended to (i) reduce his annual base salary to $175,500, subject to any increase as determined by the compensation committee of our Board of Managers; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 and 2004 (such day, the “Salary Reimbursement Date”), our and our subsidiaries’ consolidated adjusted earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, his annual base salary will increase to $195,000 and he will receive 125% of the amount he otherwise would have received since January 1, 2003 if his annual base salary had been $195,000, (ii) provide that in the event of his death, long-term disability, retirement or a Realization Event (as defined in our stock option plan) prior to the earlier of the Salary Adjustment Date and January 1, 2004, he will receive a lump sum amount (to be considered pensionable wages) equal to 11.11% of the amount paid to him as base salary from January 1, 2003 to such date, (iii) provide that his annual target bonus be an amount equal to thirty five percent of his highest annual base salary during the term of his employment agreement and (iv) provide that in the event we terminate his employment without cause or he resigns for good reason (including any material diminution of his duties), he will be entitled to receive, in addition to earned but unpaid amounts under our salary or benefit plans or programs, his highest annual base salary during the term of his employment agreement for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and May 7, 2003. The effective date for achieving $116 million as related to (1) above has been extended to December 31, 2005 by action of the Compensation Committee and the employment agreement is expected to be amended accordingly.

Restricted Unit Plan

     On November 14, 2000, RPP Inc. established a restricted unit plan under which it issued to Marvin O. Schlanger restricted stock units, representing a conditional right to receive 6,000 shares of common stock of RPP Inc., and restricted note units, representing a conditional right to receive $1,400,000 principal amount of junior subordinated notes. Mr. Schlanger will be entitled to receive the underlying shares of RPP Inc. common stock and junior subordinated notes upon the earliest to occur of (1) Mr. Schlanger’s achieving the age of 65, (2) the termination of Mr. Schlanger’s employment or (3) upon a sale of control in which RPP Holdings sells at least fifty percent of its shares of RPP Inc. or any merger or consolidation in which RPP Inc. is not the surviving entity.

Separation Agreement with Former President

     On March 9, 2001, we entered into a separation agreement with our then President, David T. Preston, under which he resigned his positions as a director, officer and employee effective as of March 17, 2001. Pursuant to the separation agreement, we paid Mr. Preston all salary and benefits due to him through March 17, 2001 as well as medical coverage through June 30, 2001. In addition, we paid to Mr. Preston additional severance in equal monthly installments of $18,333.33 each, commencing on March 17, 2001 and ending on February 9, 2002. Mr. Preston has agreed not to compete with us until March 17, 2003.

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

2004/2005 Executive Supplemental Bonus Plan

     In late December of 2003, we adopted a supplemental bonus plan (effective January 1, 2004) that authorizes our Chairman and Chief Executive Officer to award special bonuses to certain key executives who have made important past contributions to us and who are expected to be important contributors in the future. The majority of each individual award will not be paid until December of 2005 and the aggregate amount of the individual awards will not exceed $350,000 for the two-year period of 2004-2005.

Compensation Committee Interlocks and Insider Participation

     No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our Board of Managers or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of our membership units are owned by RPP Inc. and all of RPP Capital’s equity securities are owned by us. The following table sets forth information with respect to the ownership of the capital stock of RPP Inc., as of January 1, 2004 (based on 601,130.4545 shares of common stock outstanding), by

 • each person who owns beneficially more than 5% of the capital stock of RPP Inc.,

 • each member of our Board of Managers,

 • each of our named executive officers, and

 • all of our executive officers and members of the Board of Managers of RPP LLC as a group.

	RPP Inc. Common Stock (1)

		Percent
	Number of	of
Name and Address of Beneficial Owner	Shares	Class

Apollo Management IV, L.P. (2)	546,720	90.9%
Shell Oil Company (3)	45,000	7.5
Marvin O. Schlanger (4)	2,400	*
Jeff M. Nodland (5)	1,225	*
J. Travis Spoede (6)	880	*
Mark Antonvich (7)	760	*
Hanna M. Lukosavich (8)	460	*
Joel A. Asen (9)	200	*
Laurence M. Berg (2)(10)	546,920	91.0
Peter P. Copses (2)(10)	546,920	91.0
Joshua J. Harris (2)(10)	546,920	91.0
Scott M. Kleinman (2)(10)	546,920	91.0
Heinn F. Tomfohrde, III (11)	200	*
All managers and executive officers as a group (17 persons)(12)	555,047	92.3

*	Less than one percent.

(1)  The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

(2)  Represents all shares held of record by RPP Holdings. RPP Holdings is an affiliate of, and is controlled by, Apollo Management through its 79.1% beneficial ownership of RPP Holdings’ membership interests. The address of each of RPP Holdings and Apollo Management and of Messrs. Berg, Copses, Harris and Kleinman is c/o Apollo Management, L.P., 1301 Avenue of the Americas, New York, New York 10019.

(3)  The address of Shell Oil Company is 910 Louisiana Street, One Shell Plaza, Houston, Texas 77252.

(4)  Represents 2,400 shares of common stock issuable upon exercise of options granted to Mr. Schlanger under the RPP Inc. stock option plan that were vested as of January 1, 2004. Does not include options to purchase 18,600 shares of common stock that RPP Inc. issued to Mr. Schlanger under the RPP Inc. stock option plan and 6,000 restricted stock units that RPP Inc. issued to Mr. Schlanger pursuant to the restricted unit plan on November 14, 2000. The options are subject to time and performance vesting conditions. See “Management—2000 Option Plan.” The restricted stock units represent a conditional right to receive 6,000 shares of common stock of RPP Inc. upon the occurrence of the events described under “Management—Restricted Unit Plan.” The address of Mr. Schlanger is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002. In addition, does not reflect Mr. Schlanger’s indirect ownership interest in the common stock of RPP Inc. through his direct ownership of 6,000 membership units of RPP Holdings.

(5)  Includes 680 shares of common stock issuable upon exercise of options granted to Mr. Nodland under the RPP Inc. stock option plan that were vested as of January 1, 2004. Does not include options to purchase 4,420 shares of common stock that RPP Inc. issued to Mr. Nodland under the RPP Inc. stock option plan. These options are subject to time and performance vesting conditions. See “Management—2000 Option Plan.” The address of Mr. Nodland is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002.

(6)  Includes 280 shares of common stock issuable upon exercise of options granted to J. Travis Spoede under the RPP Inc. stock option plan that were vested as of January 1, 2004. Does not include options to purchase 1,820 shares of common stock that RPP Inc. issued to Mr. Spoede under the RPP Inc. stock option plan. These options are subject to time and performance vesting conditions. See “Management—2000 Option Plan.” The address of Mr. Spoede is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002.

(7)  Includes 160 shares of common stock issuable upon exercise of options granted to Mr. Antonvich under the RPP Inc. stock option plan that were vested as of January 1, 2004. Does not include options to purchase 1,040 shares of common stock that RPP Inc. issued to Mr. Antonvich under the RPP Inc. stock option plan. These options are subject to time and performance vesting conditions. See “Management—2000 Option Plan.” The address of Mr. Antonvich is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002.

(8)  Includes 160 shares of common stock issuable upon exercise of options granted to Ms. Lukosavich pursuant to the RPP Inc. stock option plan that were vested on January 1, 2004. Does not include options to purchase 1,040 shares of common stock that RPP Inc. issued to Ms. Lukosavich pursuant to the RPP Inc. stock option plan. The options are subject to time and performance vesting conditions. See “Management—2000 Option Plan.” The address of Ms. Lukosavich is c/o Resolution Performance Products, Inc., 1600 Smith Street, Houston, Texas 77002.

(9)  Includes 200 shares of common stock issuable upon exercise of options granted to Mr. Asen pursuant to the RPP Inc. non-employee director stock option plan that were vested on January 1, 2004. Does not include options to purchase 800 shares of common stock that RPP Inc. issued to Mr. Asen pursuant to the RPP Inc. non-employee director stock option plan. The options are subject to time and performance vesting conditions. See “Management— Compensation of Board of Managers.” The address of Mr. Asen is 445 Old Academy Road, Fairfield, Connecticut 06824.

(10)  Includes 546,720 shares owned by RPP Holdings. Each of Messrs. Berg, Copses, Harris and Kleinman may be deemed the beneficial owner of shares of RPP Inc. owned by RPP Holdings and membership units of RPP Holdings due to his status as a partner (in the case of Messrs. Berg, Copses and Harris) and principal (in the case of Mr. Kleinman) of Apollo Management, which controls RPP Holdings. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. Includes 200 shares of common stock issuable upon exercise of options granted to each of Messrs. Berg, Copses, Harris and Kleinman pursuant to the RPP Inc. non-employee director stock option plan that were vested January 1, 2004. Does not include options to purchase 800 shares of common stock that RPP Inc. issued to each of Messrs. Berg, Copses, Harris and Kleinman pursuant to the RPP Inc. non-employee director stock option plan. The options are subject to time and performance vesting conditions. See “Management—Compensation of Board of Managers.”

(11)  Includes 200 shares of common stock issuable upon exercise of options granted to Mr. Tomfohrde pursuant to the RPP Inc. non-employee director stock option plan that were vested on January 1, 2004. Does not include options to purchase 800 shares of common stock that RPP Inc. issued to Mr. Tomfohrde pursuant to the RPP Inc. non-employee director stock option plan. The options are subject to time and performance vesting conditions. See “Management—Compensation of Board of Managers.” The address of Mr. Tomfohrde is 9 Sea Robin Court, Hilton Head, South Carolina 29926.

(12)  Includes 5,532 shares of common stock issuable upon exercise of options granted to the managers and executive officers under the RPP Inc. stock option plan that were vested on January 1, 2004. Does not include options to purchase 35,616 shares of common stock that RPP Inc. issued to the managers and executive officers under the RPP Inc. stock option plan and 6,000 restricted stock units that RPP Inc. issued to Mr. Schlanger pursuant to the restricted unit plan on November 14, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with Stockholders of RPP Inc.

  Apollo Management Agreement

     On November 14, 2000, we entered into a management consulting agreement with Apollo Management IV, L.P. Under the terms of the management consulting agreement, we retained Apollo Management to provide management consulting and financial advisory services to us and pay Apollo Management an annual management fee of $1.0 million for providing those services. In particular, Apollo Management will provide at our request consulting and advisory services relating to proposed financial transactions, acquisitions and other senior management matters relating to our business. In addition, as consideration for arranging the recapitalization and the related financing thereof, we paid Apollo Management a fee of $5.0 million on November 14, 2000. We are also required to pay Apollo Management a transaction fee if we engage in any merger, acquisition or similar transaction unless we and Apollo Management are unable to mutually agree upon the terms of Apollo Management’s engagement, in which case we will be able to retain another special advisor. Since Apollo Management beneficially owns 90.9% of us and a majority of the members of our Board of Managers are affiliated with Apollo, it has the power, through its representatives and equity ownership, to approve on our behalf and set the terms of Apollo Management’s engagement, even if the independent members of the Board of Managers were opposed. However, the members of the Board of Managers of RPP LLC who are affiliated with Apollo Management are aware that they have fiduciary obligations to RPP LLC, not Apollo, and RPP LLC expects that each member of its Board of Managers will comply with his fiduciary duties under Delaware law. The management consulting agreement has a ten-year term and, commencing on November 14, 2005 and at the end of each year thereafter, will automatically extend for an additional year unless notice to the contrary is given by either party at least thirty, but no more than sixty, days prior to the end of any such year commencing on November 14, 2005.

     On March 15, 2002, the terms of the management consulting agreement were amended to reduce the annual management fee payable to Apollo from $1 million to $750,000. In addition, RPP LLC agreed to pay Apollo Management an advisory fee of $1.05 million (i) immediately prior to a sale of RPP Inc. for cash, (ii) when Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., or any investment fund managed by Apollo Management or any of its affiliates sells at least 50% of the shares of common stock of RPP Inc. that they acquired and at least 50% in the aggregate of their investment in securities of RPP Inc. made on or after November 14, 2000 or (iii) at such time as Apollo Management and its affiliates cease to own in the aggregate at least 50% of the outstanding shares of common stock of RPP Inc. on a fully diluted basis.

     Effective January 1, 2003, the terms of the management consulting agreement were amended to waive payment of the annual management fee to Apollo during 2003 only; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 or 2004, RPP LLC and its subsidiaries’ consolidated adjusted earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, we shall pay to Apollo (i) the quarterly installments of the annual management fee for the remainder of 2003 and thereafter and (ii) 125% of the amount of the quarterly installments of the annual management fee which were waived during 2003. It is expected that the management consulting agreement will be amended to extend the period for achieving such from December 31, 2004 to December 31, 2005, to the extent permitted by the Credit Agreement and Indentures.

  Shareholders’ Agreement

     On November 14, 2000, RPP Inc. entered into a shareholders’ agreement with RPP Holdings and Shell which governs certain aspects of the relationship among RPP Inc., RPP Holdings and Shell. The shareholders’ agreement contains, among other matters:

 • restrictions on the transfer of shares of common stock by Shell;

 • preemptive rights granted to Shell to purchase equity securities issued by RPP Inc. to RPP Holdings or its affiliates in the amounts required to maintain Shell’s percentage ownership;

 • agreement by Shell to consent to the sale of more than 50% of the equity securities of RPP Inc. or substantially all of its assets to a third party if such sale is approved by the Board of Directors of RPP Inc., and to sell its shares of common stock if so required;

 • rights of Shell to participate in certain transfers of common stock by RPP Holdings other than to an affiliate;

 • rights of Shell to receive financial information; and

 • prohibitions on transactions between RPP Inc. and its affiliates, subject to certain exceptions.

     The shareholders’ agreement terminates upon the earlier of a sale of RPP Inc. and the consummation of a public equity offering that raises gross proceeds of at least $100 million.

  Investor Rights Agreement

     On November 14, 2000, RPP Inc. entered into an investor rights agreement with RPP Holdings and members of management who own stock, options and/or junior subordinated notes of RPP Inc. which governs certain aspects of the relationship among RPP Inc., RPP Holdings and the management holders. The investor rights agreement contains, among other matters:

 • restrictions on the transfer of shares of common stock, options and junior subordinated notes by the management holders;

 • rights of RPP Inc. and RPP Holdings to purchase common stock and junior subordinated notes in the event of certain permitted transfers by the management holders;

 • agreement by the management holders to consent to the sale of more than 50% of the equity securities of RPP Inc. or substantially all of its assets to a third party and to sell their shares of common stock if so required;

 • rights of the management holders to participate in certain transfers of common stock and junior subordinated notes by RPP Holdings other than to an affiliate;

 • repurchase rights of RPP Inc. and RPP Holdings in the event of termination of employment of the management holders; and

 • restrictions on sales of common stock and junior subordinated notes by the management holders in the event of an initial public offering.

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

  RPP Holdings Registration Rights Agreement

     On November 14, 2000, RPP Inc. entered into a registration rights agreement with RPP Holdings pursuant to which RPP Holdings has demand and incidental registration rights. As a result, at RPP Holdings’ request, RPP Inc. will be obliged to prepare and file a registration statement covering the securities so requested to be registered by RPP Holdings. In addition, should RPP Inc. propose to register any of its common stock for sale to the public, RPP Holdings will have the right to include its RPP Inc. common stock in the same or concurrent registration statement filed by RPP Inc. for the registration of RPP Inc. common stock under the Securities Act. RPP Inc. will bear all expenses, other than selling expenses, incurred in the registration process. The registration rights agreement also contains customary provisions with respect to registration procedures, underwritten offerings and indemnification and contribution rights.

  Management Promissory Notes and Other Indebtedness

     On November 14, 2000, we loaned $925,000 in the aggregate to some members of our then existing management and other employees, to finance up to one-half of the purchase price payable by them in connection with their purchases of RPP Inc.’s common stock and junior subordinated notes in the recapitalization. In particular, we made loans to each of our then executive officers in the following amounts:

      • David T. Preston—$125,000 loaned to finance in part his purchase of 750 shares of RPP Inc. stock and $175,000 principal amount of RPP Inc. junior subordinated notes, which loan was repaid on April 9, 2001 as described below; and

      • Dany Subrata—$100,000 loaned to finance in part his purchase of 600 shares of RPP Inc. stock and $140,000 principal amount of RPP Inc. junior subordinated notes.

     In March 2001, we loaned $100,000 to J. Travis Spoede Trust on behalf of J. Travis Spoede, our Executive Vice President, Chief Financial Officer and Secretary, to finance in part his purchase of 600 shares of RPP Inc. stock and $140,000 principal amount of RPP Inc. junior subordinated notes.

     From June to September 2001, we made additional loans to new employees to finance in part their purchase of RPP Inc.’s common stock and RPP Inc. junior subordinated notes, including:

      • Mark Antonvich—$100,000 loaned to finance in part his purchase of 600 shares of RPP Inc. stock and $140,000 principal amount of RPP Inc. junior subordinated notes; and

      • Jeffrey M. Nodland—$250,000 loaned to finance in part his purchase of 545.4545 shares of RPP Inc. stock and $350,000 principal amount of RPP Inc. junior subordinated notes.

     The loans are evidenced by promissory notes made by the employee in favor of us. Interest payable on each promissory note will accrue at an annual rate of 10.75%. Interest payments are, at the option of the employee, payable in cash semi-annually or accrue and become due and payable on the eighth anniversary of the purchase date. Principal on the outstanding promissory notes will become due and payable on the eighth anniversary of the purchase date. Each promissory note is secured by the RPP Inc. common stock and junior subordinated notes to be purchased by such employee and options held by such employee and, except for such pledged securities, is non-recourse to the employee.

     In connection with the termination of Mr. Preston’s employment with us, on April 9, 2001, Mr. Preston repaid his loan to us with the proceeds from the repurchase of his securities by RPP Inc. and the accrued and unpaid interest of $4,480 on his promissory note was forgiven by us. For a discussion of the terms of Mr. Preston’s severance arrangements, see Item 11. “Executive Compensation-Separation Agreement with Former President”.

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

     Other Payments or Dividends to Affiliates

          We paid approximately $5 million and $4 million to related to certain freight costs to Quality Distribution, an affiliate of Apollo, for the year ended December 31, 2003 and 2002, respectively. We believe the amounts paid to Quality Distribution were fair and at arm’s length terms.

          During 2003, we paid approximately $4 million to Shell on behalf of RPP Inc., of which $2 million was previously accrued, for certain pension costs in accordance the Master Sales Agreement and related ancillary agreements. During 2001, we paid $0.6 million for legal and external audit services rendered in the ordinary course of business on behalf of RPP Inc. for legal and external audit services rendered in the ordinary course of business.

          During 2003 and 2002, we made payments to Cherry Hill Chemical Investments LLC, an affiliate of Mr. Schlanger, in the amount of $0.1 million each year for administrative support and office space used by Mr. Schlanger and other employees of RPP LLC.

Ongoing Relationship with Shell

          In connection with the recapitalization, we, our parent, RPP Inc., and Shell or their respective affiliates entered into several additional agreements providing for the continuation or transfer and transition of certain aspects of our business operations. These agreements were the result of arm’s-length negotiations in connection with the recapitalization, and we believe they are on terms at least as favorable to us as those we could have obtained from unaffiliated third parties at that time. Set forth below are descriptions of the material agreements that we or RPP Inc. have entered into with Shell.

          For the year ended December 31, 2003, 2002 and 2001 we paid Shell approximately $289 million, $227 million, $340 million, respectively, under the various agreements described below, net of payments made by Shell to us.

     SUMF, OMS and Supply Agreements

          Several of our operations are located within or adjacent to sites occupied by Shell’s refinery business and its chemical business. In the United States, these shared sites are in: Deer Park, Texas; Norco, Louisiana; Argo, near Chicago, Illinois; and a laboratory facility in Westhollow, Texas. Shared sites in Europe are in: Pernis and Moerdijk, near Rotterdam, The Netherlands; Stanlow in the United Kingdom; Wesseling, Germany; and laboratory facilities in Pernis, The Netherlands and Louvain-La-Neuve, Belgium.

          At most of the shared sites, we and Shell supply to each other certain site services, utilities, materials and facilities, or “SUMF items.” The substantial majority of the SUMF items are provided by Shell to us. These SUMF items include electricity, gas, water, steam, sewer systems, waste water systems, waste management services, and environmental facilities, such as incinerators and biotreaters, which are used to treat waste products generated by both Shell and us. They also include, in some sites, office services, emergency services, laboratory services, storage and warehousing functions, rail, barge and trucking facilities, and other items. We believe that some SUMF items supplied by Shell are critical to the continued operations of our business and cannot easily be obtained from third parties. Other SUMF items, however, we believe can be readily obtained from parties other than Shell.

          Effective as of November 1, 2000, Shell and RPP Inc. or their affiliates entered into various new or amended and restated agreements dealing with the shared sites, including SUMF agreements, ground leases from Shell to us for the ground under several of our plants and other improvements purchased by us, office and space leases and operation and maintenance services agreements (“OMS agreements”).

          In addition, the parties entered into a SUMF agreement relating to our Lakeland, Florida site. Under this agreement, we will supply groundwater recovery and biotreater systems services to facilitate compliance with the consent order issued by the Florida Department of Environmental Protection. See “Business—Environmental/Occupational Health and Safety Matters.”

          SUMF Agreements. In consideration for each SUMF item provided under a SUMF agreement, the purchaser of the SUMF item is required in most cases to pay the supplier an amount comprised of three basic components:

   • its share of the supplier’s variable costs for the SUMF item based on the purchaser’s consumption of such SUMF item;

   • its share of the supplier’s direct site costs and operating costs for the SUMF item based on the purchaser’s reserved capacity of the SUMF item or an allocation agreed upon in the SUMF agreement; and

   • a fixed amount representing the infrastructure charge for the SUMF item.

          The purchaser is responsible under the SUMF agreements for certain other charges, such as taxes levied or imposed on the supplier with respect to SUMF items consumed by the purchaser. In a few cases, charges for the SUMF items are based on commercial rates for similar products or services.

          The SUMF agreements allocate liability for loss or damage to a party’s property or employees or to third parties either to Shell or to us based upon certain factors, including the presence of a party’s negligence in causing the loss or damage. In addition, the SUMF agreements provide for indemnification by one party to the other in certain instances. We have obtained insurance to cover losses and damages for which we may be responsible under the SUMF agreements. To the extent the environmental damages are recoverable under the SUMF agreements and under the environmental agreements, we are required to make our claims under the environmental agreements.

          SUMF items that we believe can be easily obtained from a third party other than Shell or that Shell believes can be easily obtained by it from a third party other than us, such as warehouse management and office services, are generally provided under the SUMF agreements on a short-term basis, typically less than five years. Certain other SUMF items, such as provision of utilities such as steam, are generally provided on a long-term basis for a period of twenty years plus up to three five-year renewal terms. Either party has the right to terminate a SUMF agreement in its entirety for various reasons, including bankruptcy and payment or performance defaults of the other party and upon three years’ notice at the expiration of the initial term or any renewal term. In addition, a party has the right to terminate a SUMF agreement in its entirety if it is terminating the operations of all or substantially all of its SUMF assets at the relevant site. Either party has the right to terminate individual SUMF items (other than sole supplier SUMF items which can be terminated by terminating the SUMF agreement in its entirety) for various reasons, including bankruptcy and payment or certain limited performance defaults of the other party. In addition, the supplier of a SUMF item can generally terminate the supply of that SUMF item to the purchaser if it is ceasing to supply the SUMF item to the entire site; and the purchaser of SUMF items can generally terminate individual short-term SUMF items on 90 days’ notice (but, in the case of sites in Europe, termination must generally occur at the end of each year) and individual long-term SUMF items on three years’ notice.

          Lease Agreements. Shell has provided us ground leases in the United States for the business’ facilities in Deer Park, Norco and Argo and in Europe for our facilities in Pernis, Moerdijk, Stanlow and Wesseling on a long-term basis for lease terms at least as long as the terms of the SUMF or equivalent agreements related to those sites. Shell has also provided to us space leases for laboratory space in Westhollow and laboratory, office and warehouse space in Norco in the United States and for laboratory space in Amsterdam and Louvain-La-Neuve in Europe. The term of the Westhollow lease is ten years from the closing date of the recapitalization and can be terminated by us any time after the effective date with proper notice (with Shell having the right to terminate at the end of 2005). The basic term of each of the Amsterdam and Louvain-La-Neuve leases is six years, subject to certain conditions. Rent under all the ground leases is either de minimis or included as part of the SUMF or equivalent agreement, except that rent payable by us to Shell under the Pernis lease is equal to the payments required to be made by Shell under its original lease with the Port of Rotterdam and additional payments are required at Deer Park and Norco for our use of Shell’s adjoining property. Under the ground leases, we are also required to pay the pro rata portion of taxes assessed on the land. Our space leases for laboratory and/or office and warehouse space in Norco, Westhollow, and Louvain-La-Neuve require us to pay rents for the space we occupy. The rental payments for space at Norco escalate based on increases in the producer price index. Shell is subleasing back space from us at our Norco facility at the same rental rate per square foot that we pay Shell for the space we lease from it at Norco. The ground leases impose certain responsibilities on us with respect to environmental matters at or relating to the business facilities, from November 1, 2000 and allocate liability for environmental damages to the properties. Generally, to the extent environmental damages are recoverable under a lease and under the Environmental Agreement, the claims will be made under the Environmental Agreements.

          OMS Agreements. Our versatics facility in Pernis, The Netherlands, is situated within Shell’s refinery and chemical site and is operated on our behalf by Shell pursuant to an OMS agreement. Shell’s solvents and demineralized water plants in Pernis are located within our facility and are operated by us on behalf of Shell pursuant to two OMS agreements. Shell operates our Moerdijk, The Netherlands, and Stanlow, England, facilities under OMS agreements and our Wesseling, Germany facility is operated by a joint venture between Shell and BASF AG, under a production agreement that is similar to an OMS agreement.

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

          Shell is required to pay us an amount comprised of two basic components: (1) its share of our variable costs relating to the incinerators based on Shell’s use of the incinerators; and (2) its share of our fixed operating costs relating to the incinerators based on Shell’s capacity right in the incinerators. Shell’s initial capacity right in the incinerators is 6%. We and Shell are also required to pay our respective shares of any required capital improvements to the incinerators based on our relative capacity rights and, in order to receive any of the benefits of discretionary capital improvements to the incinerators, to pay our respective shares of any such improvements.

          The incinerator agreement contains liability provisions similar to those contained in the SUMF Agreements. We have obtained insurance to cover losses and damages for which we may be responsible under the Incinerator Agreement.

          Supply Agreements. We have contracted with Shell for our U.S. and European facilities to purchase chemical ingredients, or feedstocks, to produce our products. The initial terms of the agreements vary from three to ten years. Some of the agreements can be extended at our option. Products we purchase from Shell include phenol and acetone, acetylene, propylene and various solvents. We also provide waste-stream propylene to Shell from our Norco facility under a twenty year contract.

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

     Non-U.S. Human Resources Agreements

          Pursuant to the Non-U.S. human resources agreement with Shell, RPP Inc. has agreed to fulfill all Shell’s obligations under any local agreements or arrangements with the staff councils and any other relevant employee representatives in connection with the recapitalization. RPP Inc. has also agreed to offer employment to each expatriate non-U.S. employee and, if such employee elects to accept employment, RPP Inc. will maintain such employee’s pay and benefits package. With respect to the non-U.S. employees who were previously employed by Shell or its affiliates but have become employees of RPP Inc., RPP Inc. had agreed to:

   • provide each such employee with a severance package if no reasonably comparable position is available with RPP Inc. or if such employee is terminated for any reason (except cause) on or prior to November 14, 2003; and

   • either maintain the value of the total pay and benefits package for all such employees or provide transitional payments to all such employees in order to compensate them in full for any difference in value between the old and new packages;

          Shell will indemnify RPP Inc. against any losses arising out of certain claims by non-U.S. employees that relate to their employment prior to November 14, 2000 or their employment date, as the case may be, with, or termination by, Shell or its affiliates and the failure by Shell or its affiliates to perform their obligations to inform or consult with employee representatives under any trade union or works council agreement. RPP Inc. will indemnify Shell against any losses arising out of claims by non-U.S. employees that arise after November 14, 2000 or their employment date, as the case may be, and relate to their employment with, or termination by, RPP Inc. This agreement was terminated on November 13, 2003.

     Environmental Agreements

          Shell and we entered into two environmental agreements dated as of November 1, 2000, one for our U.S. business and one for our non-U.S. business, setting forth Shell’s indemnification obligations with respect to health, safety and environmental matters. Except as disclosed below, Shell will generally remain liable for environmental conditions that occurred or existed before November 14, 2000. The indemnity extends to damages associated with third-party claims (including those by a governmental entity) for (1) exposure or injury to persons or third-party property caused by hazardous substances at our property, off-site disposal locations and pre-close toll manufacturing facilities; (2) the transportation, treatment, storage, handling or disposal of hazardous materials at off-site locations, our property and pre-close toll manufacturing facilities; and (3) the remediation of contamination at or migrating from our property and pre-close toll manufacturing facilities. Claims relating to any of the above matters are subject to an aggregate deductible of $1.0 million, which has been satisfied.

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

          Shell also will indemnify us for environmental damages relating to site contamination issues at (a) the Lakeland, Florida facility which are not the subject of the consent order and (b) the facility in Barbastro. Claims for these matters are limited to$10.0 million in the aggregate, are subject to the $1.0 million deductible and must be asserted within five years of November 2000.

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

          In addition to those noted above, the environmental agreements impose some limitations on Shell’s indemnification obligations, the primary of which include the following:

   • we are not entitled to seek indemnity for environmental damages at a site that result from or are increased by any material change in use of that site;

   • we have certain restrictions on performing sub-surface investigations at the properties after November 14, 2003 (except that those restrictions apply to the Pernis facility as of November 14, 2000); and

   • Shell has no obligation for most environmental damages if such damages result from or are increased by a post-closing requirement of any permit or environmental law, or any environmental laws or changes to applicable standards that come into force after November 14, 2000. This limitation applies only to

— site contamination issues at the Lakeland facility (other than known Lakeland site contamination issues) and

— site contamination issues at the Barbastro facility.

          RPP Inc., in turn, has agreed to indemnify and hold Shell harmless for environmental damages that result from any environmental condition that arises on or after November 14, 2000, unless Shell has agreed to assume responsibility for the matter under the terms of the environmental agreements.

          In November 2002, Shell and we amended each of the U.S. and non-U.S. environmental agreements. Pursuant to the amendments, we and Shell agreed to mutually release each other from certain of the indemnity and other obligations contained in the environmental agreements entered into in November 2000. Specifically, we have released Shell from its obligation to indemnify us for damages associated with third party claims (including those by a governmental entity) for (a) compliance issues specifically identified in the November 2000 environmental agreements and (b) general non-compliance with respect to environmental, health and safety laws in effect as of November 14, 2000. In turn, Shell agreed to release us from any obligations that we had to Shell for the above matters. As consideration for entering into the amendments, we received a total payment of approximately $13.9 million from Shell.

          On December 17, 2002, Shell and we amended the U.S. environmental agreement. Pursuant to the amendment, we and Shell agreed to mutually release each other from certain of the indemnity and other obligations contained in the U.S. environmental agreement entered into in November 2000. Specifically, we have released Shell from its obligations to indemnify us for damages related solely to the portion of the Lakeland facility that we sold on December 20, 2002. In turn, Shell delivered to us a quitclaim deed which provided a conveyance of Shell’s mineral rights reservation and access easement with respect to the portion of the Lakeland facility that we sold.

     Intellectual Property Agreements

          As part of the recapitalization, we entered into two intellectual property transfer and license agreements, one for our U.S. business and one for our non-U.S. business, pursuant to which Shell contributed to us by assignment or license intellectual property of all types used in Shell’s resins business worldwide. Certain of the intellectual property rights that we have acquired from Shell are subject to pre-existing licenses to third parties. In addition, Shell retained some rights to the transferred intellectual property. For example, many patents and know-how are currently shared among Shell’s other divisions and our business. Where these shared rights are used in our business, they have either been acquired by us subject to licenses back to Shell to use these rights for their other businesses, or licensed from Shell. Our licenses from Shell are royalty-free licenses and their duration is generally linked to the life of the relevant licensed rights. The licenses are freely assignable and include the right to sublicense, with the exception of certain rights used principally by Shell that may be transferred only to affiliates or successors of our business. Pursuant to the intellectual property transfer and license agreements, we have also acquired the worldwide trademarks that are used exclusively in our business, and rights in the copyright to all technical information used in our business. In addition, Shell assigned to us, and we have assumed the obligations under, intellectual property agreements to which Shell is a party and which are used exclusively in our business. To the extent any such material agreements are not transferable by their terms, Shell has agreed to cooperate with us to obtain the necessary third party consents to such transfer. We and Shell have also agreed to indemnify each other for claims by a third party arising out of or in connection with the exercise of the licenses and rights granted under these agreements.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

          The following table reflects amounts billed for accounting fees and services rendered by PricewaterhouseCoopers LLP (in million of U. S. dollars):

	2003	2002
Audit fees	$1	$1
Audit related fees	1	1
Tax fees	1	2

Total fees and services	$3	$4

          All of the accounting fees and services reflected in the above table were approved by the Audit Committee at the beginning of each respective year in accordance with the Audit Committee’s pre-approval procedures. The audit fees in the above table are related to the audit of our year end financial statements and the review of our interim financial statements. Audit related fees are those fees related to our note issuances, audits of our benefit plans, and consultation as to the accounting or disclosure treatment of transactions or events. Tax fees are billed for tax compliance services and transfer pricing consulting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

Page
Resolution Performance Products LLC
Consolidated Financial Statements
As of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003
Report of PricewaterhouseCoopers LLP, Independent Auditors	68
Consolidated Balance Sheets as of December 31, 2003 and 2002	69
Consolidated Statements of Income for each of the three years in the period ended December 31, 2003	70
Consolidated Statements of Owner’s Deficit for each of the three years in the period ended December 31, 2003	71
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	72
Notes to Consolidated Financial Statements	73
(a)(2) Financial Statement Schedule:
Schedule II-Valuation and Qualifying Accounts and Reserves	96

(a)(3) Exhibits:

2.1	Amended and Restated Master Sale Agreement (US) dated as of November 14, 2000 among Shell Oil Company, Resin Acquisition, LLC and Resolution Performance Products Inc. (incorporated by reference to Exhibit 2.1 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

2.2	Amended and Restated SPNV Resins Sale Agreement dated as of November 14, 2000 between Shell Oil Company and Resolution Performance Products Inc. (incorporated by reference to Exhibit 2.2 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

2.3	Assignment and Assumption Agreement dated November 13, 2000 between Resolution Performance Products Inc. and Resolution Performance Products LLC (incorporated by reference to Exhibit 2.3 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

2.4	Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and RPP Holdings LLC (incorporated by reference to Exhibit 2.4 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

3.1	Certificate of Formation of Resolution Performance Products LLC filed on May 10, 1999 (incorporated by reference to Exhibit 3.1 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

3.2	Certificate of Amendment to Certificate of Formation of Resolution Performance Products LLC filed on November 14, 2000 (incorporated by reference to Exhibit 3.2 to the Registrants’ Registration Statement on Form S-4 (File No. 333-57170))

3.3	Amended and Restated Limited Liability Company Agreement of Resolution Performance Products LLC dated as of November 14, 2000 (incorporated by reference to Exhibit 3.3 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

3.4	Bylaws of Resolution Performance Products LLC dated as of November 14, 2000 (incorporated by reference to Exhibit 3.4 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

3.5	Certificate of Incorporation of RPP Capital Corporation dated as of October 23, 2000 (incorporated by reference to Exhibit 3.5 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

3.6	Amended and Restated Bylaws of RPP Capital Corporation dated as of November 14, 2000 (incorporated by reference to Exhibit 3.6 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

4.1	Indenture, dated as of November 14, 2000, among Resolution Performance Products LLC, RPP Capital Corporation and The Bank of New York, as trustee, relating to 13 1/2% Senior Subordinated Notes Due 2010 (incorporated by reference to Exhibit 4.1 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

4.2	Form of 13 1/2% Senior Subordinated Note Due 2010 (included as Exhibit B to Exhibit 4.1)

4.3	Registration Rights Agreement, dated as of November 14, 2000 among Resolution Performance Products LLC, RPP Capital Corporation, RPP Holdings LLC, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.3 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

4.4	Registration Rights Agreement, dated as of November 14, 2001, among Resolution Performance Products LLC, RPP Capital Corporation, Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Inc., J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.4 to the Registrants’ Registration Statement on Form S-4 dated December 14, 2001 (File No. 333-75172))

4.5	Registration Rights Agreement dated December 18, 2002 among Resolution Performance Products LLC, RPP Capital Corporation, Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.5 to the Registrants’ Registration Statement on Form S-4 dated January 14, 2003 (File No. 333-102505))

4.6	Indenture dated as of April 9, 2003 among Resolution Performance Products LLC, RPP Capital Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 9 1/2% Senior Second Secured Notes Due 2010 (incorporated by reference to Exhibit 4.6 to the Registrants’ Registration Statement on Form S-4 dated April 25, 2003 (File No. 333-104750))

4.7	Form of 9 1/2% Senior Second Secured Note due 2010 (included as Exhibit B to Exhibit 4.6)

4.8	Registration Rights Agreement entered into as of April 9, 2003, between Resolution Performance Products LLC, RPP Capital Corporation, Morgan Stanley & Co. Incorporated, Citigroup Capital Markets Inc., Credit Suisse First Boston LLC and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 4.8 to the Registrants’ Registration Statement on Form S-4 dated April 25, 2003 (File No. 333-104750))

4.9	Registration Rights Agreement dated May 22, 2003 among Resolution Performance Products LLC, RPP Capital Corporation, Morgan Stanley & Co. Incorporated, Citigroup Capital Markets Inc., Credit Suisse First Boston LLC and J.P. Morgan Securities, Inc. (incorporated by reference to exhibit 4.9 to the Registrants’ Registration Statement on Form S-4 dated June 20, 2003 (File No. 333-106331))

4.10	Registration Rights Agreement dated December 22, 2003 among Resolution Performance Products LLC, RPP Capital Corporation, Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.10 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

4.11	Indenture dated as of December 22, 2003 among Resolution Performance Products LLC, RPP Capital Corporation and The Bank of New York, as trustee, relating to 8% Senior Secured Notes due 2009 (incorporated by reference to exhibit 4.11 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

4.12	Form of exchange note (included as Exhibit B to Exhibit 4.11)

10.1	Credit Agreement dated as of November 14, 2000 among Resolution Performance Products Inc., Resolution Performance Products LLC, RPP Capital Corporation, Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.), the various lender parties thereto, Salomon Smith Barney Inc., as Syndication Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent, and Morgan Stanley Senior Funding Inc., as Administrative Agent, Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.2	First Amendment to Credit Agreement dated November 6, 2001 (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated November 7, 2001 (Commission File No. 333-57170))

10.3	Employment Agreement dated as of November 14, 2000 between Resolution Performance Products LLC and Marvin O. Schlanger (incorporated by reference to Exhibit 10.2 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.4	Secured Promissory Note dated as of November 14, 2000 entered into by David T. Preston in favor of Resolution Performance Products LLC (incorporated by reference to Exhibit 10.3 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.5	Pledge Agreement dated as of November 14, 2000 between Resolution Performance Products LLC and David T. Preston (incorporated by reference to Exhibit 10.4 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.6	Secured Promissory Note dated as of November 14, 2000 entered into by Wouter W. Jongepier in favor of Resolution Performance Products LLC (incorporated by reference to Exhibit 10.5 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.7	Pledge Agreement dated as of November 14, 2000 between Resolution Performance Products LLC and Wouter W. Jongepier (incorporated by reference to Exhibit 10.6 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.8	Secured Promissory Note dated as of November 14, 2000 entered into by Dany Subrata in favor of Resolution Performance Products LLC (incorporated by reference to Exhibit 10.7 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.9	Pledge Agreement dated as of November 14, 2000 between Resolution Performance Products LLC and Dany Subrata (incorporated by reference to Exhibit 10.8 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.10	Secured Promissory Note dated as of March 7, 2001 entered into by J. Travis Spoede Trust (Dated 03/26/99) in favor of Resolution Performance Products LLC (incorporated by reference to Exhibit 10.9 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.11	Pledge Agreement dated as of March 7, 2001 among Resolution Performance Products LLC, J. Travis Spoede and the J. Travis Spoede Trust (Dated 03/26/99) (incorporated by reference to Exhibit 10.10 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.12	Employment Agreement dated July 16, 2001 between Resolution Performance Product LLC and Jeffrey M. Nodland (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.13	Secured Promissory Note dated August 10, 2001 from Jeffrey M. Nodland to Resolution Performance Product LLC (incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.14	Pledge Agreement dated August 10, 2001 between Jeffrey M. Nodland and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.15	Secured Promissory Note dated June 18, 2001 from Mark S. Antonvich to Resolution Performance Products LLC (incorporated by reference to Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.16	Pledge Agreement dated June 18, 2001 between Mark S. Antonvich to Resolution Performance Products LLC (incorporated by reference to Exhibit 10.5 to the Registrants’ Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.17	Environmental Agreement dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.11 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.18	Environmental Agreement dated as of November 1, 2000 between Shell Petroleum N.V. and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.12 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.19	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.13 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.20	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V (incorporated by reference to Exhibit 10.14 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170)).

10.21	Interim Agreement for Information Technology Services (US Business) dated as of November 1, 2000 among Shell Chemical Company, Shell Services International Inc. and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.15 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.22	Interim Agreement for Information Technology Services (Non-US) dated as of November 1, 2000 among Shell Chemicals Limited, Shell International B.V. and Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) (incorporated by reference to Exhibit 10.16 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.23	Indemnity and Contribution Agreement dated as of November 14, 2000 among Resolution Performance Products LLC and the indemnified parties listed therein (incorporated by reference to Exhibit 10.17 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.24	Management Consulting Agreement dated as of November 14, 2000 among Resolution Performance Products LLC and Apollo Management IV, L.P. (incorporated by reference to Exhibit 10.18 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.25	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.19 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.26	First Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.20 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.27	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V. (incorporated by reference to Exhibit 10.21 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.28	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V. (incorporated by reference to Exhibit 10.22 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.29	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.23 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.30	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.24 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.31	Amended and Restated Agreement of Sub-Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V. (incorporated by reference to Exhibit 10.25 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.32	Resolution Performance Products Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.33	Resolution Performance Products Inc. 2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.34	Restricted Unit Plan (incorporated by reference to Exhibit 10.28 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.35	Separation Agreement dated as of March 9, 2001 between Resolution Performance Products Inc., Resolution Performance Products LLC and David T. Preston (incorporated by reference to Exhibit 10.29 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.36	Amendment No. 1 dated March 15, 2002 to the Management Consulting Agreement dated November 14, 2000 between Resolution Performance Products LLC, a Delaware corporation, and Apollo Management IV, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002 (File No. 333-57170))

10.37	First Amendment dated March 15, 2002 to the Employment Agreement dated November 14, 2000 between Resolution Performance Products LLC, a Delaware corporation and Marvin O. Schlanger (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002 (File No. 333-57170))

10.38	Second Amendment dated June 30, 2002 to the Credit Agreement dated November 6, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 (File No. 333-75172))

10.39	Third Amendment dated December 2, 2002 to the Credit Agreement dated November 6, 2001 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 9, 2002 (File No. 333-57170))

10.40	Mutual Settlement and Release of Claims Agreement dated November 26, 2002 amending the Environmental Agreement dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.40 to the Registrants’ Registration Statement on Form S-4 dated January 14, 2003 (File No. 333-102505))

10.41	Mutual Settlement and Release of Claims Agreement dated November 26, 2002 amending the Environmental Agreement dated as of November 1, 2000 between Shell Petroleum N.V. and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.41 to the Registrants’ Registration Statement on Form S-4 dated January 14, 2003 (File No. 333-102505))

10.42	Release of Indemnity Agreement dated as of December 17, 2002 modifying the Environmental Agreement dated as of November 1, 2002 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.42 to the Registrants’ Registration Statement on Form S-4 dated January 14, 2003 (File No. 333-102505))

10.43	Amendment No. 2 dated as of January 1, 2003 to the Employment Agreement dated November 14, 2000 between Resolution Performance Products LLC, a Delaware limited liability company, and Marvin O. Schlanger (incorporated by reference to Exhibit No. 10.44 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 dated February 12, 2003 (File No. 333-102505))

10.44	Amendment No. 1 dated as of January 1, 2003 to the Employment Agreement dated July 16, 2001 between Resolution Performance Products LLC, a Delaware limited liability company, and Jeffrey M. Nodland (incorporated by reference to Exhibit No. 10.45 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 dated February 12, 2003 (File No. 333-102505))

10.45	Amendment No. 2 dated as of January 1, 2003 to the Management Consulting Agreement dated November 14, 2000, as amended, between Resolution Performance Products LLC, a Delaware limited liability company, and Apollo Management IV, L.P., a Delaware limited partnership (incorporated by reference to Exhibit No. 10.43 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 dated February 12, 2003 (File No. 333-57170))

10.46	Employment Agreement dated May 7, 2001 between Resolution Performance Products LLC, a Delaware limited liability company, and Mark S. Antonvich (incorporated by reference to Exhibit No. 10.46 to the Annual Report on Form 10-K for the Year ended December 31, 2002 (File No. 333-57170))

10.47	Amendment No. 1 dated February 17, 2003 to the Employment Agreement dated May 7, 2001 between Resolution Performance Products LLC, a Delaware limited liability company, and Mark S. Antonvich (incorporated by reference to Exhibit No. 10.47 to the Annual Report on Form 10-K for the Year ended December 31, 2002 (File No. 333-57170))

10.48	Amendment No. 3 dated February 17, 2003 to the Employment Agreement dated November 14, 2000,

as amended, between Resolution Performance Products LLC, a Delaware limited liability company, and Marvin O. Schlanger (incorporated by reference to Exhibit No. 10.48 to the Annual Report on Form 10-K for the Year ended December 31, 2002 (File No. 333-57170))

10.49	Amendment No. 2 dated February 17, 2003 to the Employment Agreement dated July 16, 2001, as amended, between Resolution Performance Products LLC and Jeffrey M. Nodland (incorporated by reference to Exhibit No. 10.49 to the Annual Report on Form 10-K for the Year ended December 31, 2002 (File No. 333-57170))

10.50	Amendment No. 3 dated February 17, 2003 to the Management Consulting Agreement dated November 14, 2000, as amended, between Resolution Performance Products LLC and Apollo Management IV, L.P., a Delaware limited partnership (incorporated by reference to Exhibit No. 10.50 to the Annual Report on Form 10-K for the Year ended December 31, 2002 (File No. 333-57170))

10.51	Amendment No. 1 dated October 15, 2002 to the Phenol Supply Agreement between Shell Chemical LP d/b/a Shell Chemical Company, a Delaware limited partnership and Resolution Performance Products LLC, a Delaware corporation (incorporated by reference to Exhibit No. 10.51 to the Annual Report on Form 10-K for the Year ended December 31, 2002 (File No. 333-57170))

10.52	Fourth Amendment dated as of April 1, 2003 to the Credit Agreement dated November 6, 2001 (incorporated by reference to Exhibit 10.52 to the Registrants’ Registration Statement on Form S-4 dated April 25, 2003 (File No. 333-104750))

10.53	Fifth Amendment dated as of December 15, 2003 to the Credit Agreement dated November 6, 2001 (incorporated by reference to Exhibit 10.53 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

10.54	Amended and Restated US Security Agreement dated as of April 9, 2003 among Resolution Performance Products Inc., a Delaware corporation, Resolution Performance Products LLC, a Delaware limited liability company, RPP Capital Corporation, a Delaware corporation, and Morgan Stanley & Co., Incorporated (incorporated by reference to Exhibit 10.53 to the Registrants’ Registration Statement on Form S-4 dated April 25, 2003 (File No. 333-104750))

10.55	Amended and Restated US Pledge Agreement dated as of April 9, 2003 among Resolution Performance Products Inc., a Delaware corporation, Resolution Performance Products LLC, a Delaware limited liability company, RPP Capital Corporation, a Delaware corporation, and Morgan Stanley & Co., Incorporated (incorporated by reference to Exhibit 10.54 to the Registrants’ Registration Statement on Form S-4 dated April 25, 2003 (File No. 333-104750))

10.56	Dutch Deed of Pledge dated as of April 9, 2003 among Resolution Performance Products LLC, a Delaware limited liability company, RPP Capital Corporation, a Delaware corporation, Resolution Holdings B.V., a private limited liability company organised and existing under the laws of the Netherlands, Morgan Stanley & Co. Incorporated and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.55 to the Registrants’ Registration Statement on Form S-4 dated April 25, 2003 (File No. 333-104750))

10.57	First Amendment dated as of December 22, 2003, among Resolution Performance Products LLC, RPP Capital Corporation, Resolution Performance Products Inc. and Morgan Stanley & Co. Incorporated, as collateral agent to the Amended and Restated U.S. Security Agreement dated as of April 9, 2003 (incorporated by reference to Exhibit 10.57 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

10.58	First Amendment dated as of December 22, 2003, among Resolution Performance Products LLC, RPP Capital Corporation, Resolution Performance Products Inc., Morgan Stanley & Co. Incorporated, as collateral agent, and the other parties thereto to the Amended and Restated U.S. Pledge Agreement dated as of April 9, 2003 (incorporated by reference to Exhibit 10.58 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

10.59	Inter-creditor Agreement dated as of December 22, 2003 among the The Bank of New York, as trustee, Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and Citibank, N.A., as the overdraft creditor (incorporated by reference to Exhibit

10.59 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

10.60	First Deed of Pledge dated December 22, 2003 entered into by the Civil Law Attorney on behalf of Resolution Performance Products LLC, Resolution Holdings B.V., Morgan Stanley & Co. Incorporated, as collateral agent and the other parties thereto pursuant to powers of attorney granted to the Civil Law Attorney by Resolution Performance Products LLC, Resolution Holdings B.V., Morgan Stanley & Co. Incorporated, as collateral agent and the other parties thereto (incorporated by reference to Exhibit 10.60 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

10.61	Second Deed of Pledge dated December 22, 2003 entered into by the Civil Law Attorney on behalf of Resolution Performance Products LLC, Resolution Holdings B.V., Morgan Stanley & Co. Incorporated, as collateral agent and the other parties thereto pursuant to powers of attorney granted to the Civil Law Attorney by Resolution Performance Products LLC, Resolution Holdings B.V., Morgan Stanley & Co. Incorporated, as collateral agent and the other parties thereto (incorporated by reference to Exhibit 10.61 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

10.62	Amendment No. 4 dated November 24, 2003 to the employment agreement dated November 14, 2000 between Resolution Performance Products, LLC, a Delaware limited liability company and Marvin O. Schlanger (incorporated by reference to Exhibit 10.62 to the Registrants’ Amendment No.1 to the Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

21.1	Subsidiaries of the Registrants (incorporated by reference to Exhibit 21.1 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

31.1	CFO Section 302 certification (filed herewith)

31.2	CEO Section 302 certification (filed herewith)

32.1	CEO and CFO Section 906 certification (filed herewith)

          (b) Reports on Form 8-K

          On December 15, 2003, the Registrants filed a Current Report on Form 8-K to disclose the private placement offering of $125 million of Senior Secured Notes due 2009 and credit agreement amendment under “Item 5. Other Events”.

          On November 14, 2003, the Registrants filed a Current Report on Form 8-K to announce their financial results for the 2003 third quarter earnings and the sale of 40% of the outstanding shares of Japan Epoxy Resins Co., to its joint venture partner under “Item 12. Results of Operations and Financial Condition”.

          On October 7, 2003, the Registrants filed a Current Report on Form 8-K to disclose that Mr. Marvin O. Schlanger, Chairman and CEO, was a presenter at the Deutsche Bank Eleventh Annual Global High Yield Conference on Thursday, October 9, 2003 under “Item 9. Regulation FD Disclsoure”.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2004.

Resolution Performance Products LLC

By:	/s/ Marvin O. Schlanger

Marvin O. Schlanger
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 16, 2004

By:	/s/ Marvin O. Schlanger

Marvin O. Schlanger
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ Jeffrey M. Nodland

Jeffrey M. Nodland
President and Chief Operating Officer

By:	/s/ J. Travis Spoede

J. Travis Spoede
Executive Vice President, Chief Financial Officer
(principal financial and accounting officer)

By:	/s/ Joel A. Asen

Joel A. Asen
Manager

By:	/s/ Laurence M. Berg

Laurence M. Berg
Manager

By:	/s/ Peter P. Copses

Peter P. Copses
Manager

By:	/s/ Joshua J. Harris

Joshua J. Harris
Manager

By:	/s/ Scott M. Kleinman

Scott M. Kleinman
Manager

By:	/s/ Heinn F. Tomfohrde, III

Heinn F. Tomfohrde, III
Manager

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2004.

RPP Capital Corporation

By:	/s/ Marvin O. Schlanger

Marvin O. Schlanger
Chairman and Chief Executive Officer
(principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 16, 2004

By:	/s/ Marvin O. Schlanger

Marvin O. Schlanger
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ Jeffrey M. Nodland

Jeffrey M. Nodland
President and Chief Operating Officer

By:	/s/ J. Travis Spoede

J. Travis Spoede
Executive Vice President, Chief Financial Officer
(principal financial and accounting officer)

By:	/s/ Joshua J. Harris

Joshua J. Harris
Director

By:	/s/ Scott M. Kleinman

Scott M. Kleinman
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report to security holders covering Registrant’s last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders covering the 2003 fiscal year or will be sent to security holders subsequent to the filing of this report.

Report of Independent Auditors

To the Board of Managers and Owner of
Resolution Performance Products LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of owner’s equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Resolution Performance Products LLC at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page 96 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Resolution Performance Products LLC management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 24, 2004

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
(In millions of U.S. Dollars)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$49	$4
Receivables, less allowance for doubtful accounts of $3 and $2, respectively	107	105
Due from related parties	2	3
Prepaid assets	7	10
Inventories, less allowance for inventory obsolescence of $1 and $1, respectively	145	145
Taxes receivable	3	3
Deferred income taxes	5	11

Total current assets	318	281
Property, plant and equipment, at cost, less accumulated depreciation	449	441
Investment at cost, and in equity affiliate, respectively	2	11
Intangible assets, at cost, less accumulated amortization	24	19
Deferred income taxes	63	41

Total assets	$856	$793

Liabilities and Owner’s Deficit
Current liabilities:
Accounts payable—trade	$108	$156
Other payables and accruals	31	17
Deferred credit	—	5
Due to related parties	1	1
Taxes payable	—	2
Current portion of long-term debt	1	1

Total current liabilities	141	182
Capital lease obligation	1	2
Deferred revenue	5	5
Deferred income taxes	93	66
Pensions and other retirement plan obligations	23	22
Long-term debt	674	565

Total liabilities	937	842
Commitments and contingencies (Notes 12 and 13)	—	—
Owner’s deficit:
Member Interest- 1,000,000 units authorized, 1,000,000 units issued	102	102
Accumulated deficit	(144)	(80)
Accumulated other comprehensive loss	(39)	(71)

Total owner’s deficit	(81)	(49)

Total liabilities and owner’s deficit	$856	$793

The accompanying notes are an integral part of these financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001
(In millions of U.S. Dollars)

	2003	2002	2001
Revenues	$781	$738	$863
Other revenues	1	2	—

Total	782	740	863
Cost and Expenses:
Purchase and variable product costs	558	438	483
Operating expenses	113	122	152
Selling, general and administrative	53	59	61
Depreciation and amortization	46	36	34
Research and development	16	20	25
Restructuring charges	—	6	—
Special charges	—	8	15

Total	786	689	770

Operating income (loss)	(4)	51	93

Gain on sale of assets	14	1	1
Income from equity investment	2	1	—
Interest expense, net	76	65	68

Income (loss) before income taxes	(64)	(12)	26
Income tax expense (benefit)	(2)	(5)	11

Net income (loss)	$(62)	$(7)	$15

The accompanying notes are an integral part of these financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF

OWNER’S EQUITY (DEFICIT)

Years Ended December 31, 2003, 2002 and 2001
(In millions of U.S. Dollars)

			Accumulated
			Other
	Member	Accumulated	Comprehensive		Comprehensive
	Interest	Deficit	Loss(a)	Total	Income (loss)
Balance, January 1, 2001	$112	$(87)	$(91)	$(66)
Net income		15		15	$15
Constructive Distribution		(1)		(1)
Capital Contributions	20			20
Tax effect of Section 338(h)(10) election	(31)			(31)
Currency translation loss, net of tax			(4)	(4)	(4)
Interest rate swap, net of tax			(7)	(7)	(7)

Comprehensive income					$4

Balance, December 31, 2001	101	(73)	(102)	(74)
Net loss		(7)		(7)	$(7)
Capital Contribution	1			1
Currency translation gain, net of tax			25	25	25
Interest rate swap, net of tax			6	6	6

Comprehensive income					$24

Balance, December 31, 2002	102	(80)	(71)	(49)
Net loss		(62)		(62)	$(62)
Constructive Distribution		(2)		(2)
Currency translation gain, net of tax			31	31	31
Interest rate swap, net of tax			1	1	1

Comprehensive income					$(30)

Balance, December 31, 2003	$102	$(144)	$(39)	$(81)

(a)	Accumulated Other Comprehensive Loss at December 31, 2003 includes a $39 million net loss for foreign currency translation. At December 31, 2002, Accumulated Other Comprehensive Loss includes a $70 million net loss for foreign currency translation and $1 million loss on Interest rate swap. At December 31, 2001, Accumulated Other Comprehensive Loss includes a $95 million net loss for foreign currency translation and $7 million loss on Interest rate swap.

The accompanying notes are an integral part of these financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001
(In millions of U.S. Dollars)

	2003	2002	2001
Cash flows provided by (used for) operating activities:
Net income (loss)	$(62)	$(7)	$15
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46	36	34
Amortization of deferred finance costs	10	2	3
Gain on sale of assets	(14)	(1)	(1)
Equity earnings in affiliates	(2)	(1)	—
Deferred income taxes	(2)	(5)	11
Deferred revenue	—	5
Pensions and other retirement plans obligations	(1)	(8)	5
Changes in operating assets and liabilities:
Receivables, net	9	14	36
Due from and owing to related parties	1	1	—
Prepaid assets	3	1	(5)
Inventories	10	(7)	18
Income taxes	10	6	(10)
Deferred credit	(5)	5	—
Payables and accruals	(52)	28	(11)

Net cash (used for) provided by operating activities	(49)	69	95

Cash flows provided by (used for) investing activities:
Capital expenditures	(18)	(48)	(24)
Purchase of France subsidiary	—	—	(1)
Proceeds from asset disposals	23	2	1
Distributions from equity affiliates	2	1	1

Net cash provided by (used for) investing activities	7	(45)	(23)

Cash flows provided by (used for) financing activities:
Decrease in capital lease obligation	(1)	—	—
Constructive distributions	(4)	—	—
Proceeds from long-term debt	577	223	252
Payments of long-term debt	(473)	(247)	(353)
Deferred finance costs	(13)	(3)	(3)
Capital contributions	—	1	19

Net cash provided by (used for) financing activities	86	(26)	(85)

Effect of exchange rate change on cash and cash equivalents	1	—	—

Net (decrease) increase in cash and cash equivalents	45	(2)	(13)
Cash and cash equivalents at beginning of year	4	6	19

Cash and cash equivalents at end of year	$49	$4	$6

Supplemental disclosures of cash flow information:
Capital lease obligation incurred	$—	$2	$1
Trade notes payable incurred	—	4	—
Cash paid during the period for interest expense	63	60	71
Cash paid (refunded) during the period for income taxes	$(19)	$(10)	$12

The accompanying notes are an integral part of these financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(in millions of U.S. Dollars)

1.	Organization

     The consolidated financial statements include the consolidated operations of Resolution Performance Products LLC (“RPP LLC”, or the “Company”), and its wholly owned subsidiaries including RPP Capital Corporation (“RPP CC”). RPP LLC is a wholly owned subsidiary of Resolution Performance Products, Inc. (“RPPI”). RPP CC is a wholly owned subsidiary of RPP LLC that was formed to co-issue the 13 1/2% Senior Subordinated Notes jointly and severally with RPP LLC. (See Note 10). Prior to November 14, 2000, the Resins Business was owned by the Royal Dutch/Shell Group of Companies (“Shell”). RPP LLC and its affiliates acquired the Resins Business of Shell through a leveraged recapitalization and the excess of the purchase price over the carrying value of the net assets acquired was recorded in Owner’s Deficit.

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

     Principles of Consolidation

     The accompanying Consolidated Financial Statements are presented in conformity with generally accepted accounting principles in the United States (“U.S.”) and include the accounts of RPP LLC and its subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

     Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less at the date of acquisition.

     Inventories

     The inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (“FIFO”) method. (See Note 4)

     Property, Plant and Equipment

     Property, plant and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Estimated useful lives for plant and equipment, office buildings, tanks and pipelines are 20 years and range from three to ten years for other assets. Upon retirement or sale, the Company removes the costs of the asset and the related accumulated depreciation from the accounts and reflects any resulting gain or loss in income. Expenditures for maintenance and repairs, including major plant maintenance (turnaround), are expensed as incurred. Replacements and improvements are capitalized.

     Intangible Assets

     Intangible assets consist primarily of patents and deferred financing costs. Patents are being amortized on a straight-line basis over periods ranging from 7 to 15 years. Deferred financing costs are being amortized over 5 to 10 year financing terms and the amortization is recorded as interest expense. Deferred financing costs are reviewed for write-off upon early extinguishment of related debt.

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(in millions of U.S. Dollars)

     Impairment of Long-Lived Assets

     The carrying values of long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the carrying value of an asset is assessed by reference to an estimate of the asset’s undiscounted future net cash flows. Measurement of any impairment would include a comparison of discounted estimated future net cash flows to the net carrying value of the related assets. As an alternative, measurement of any impairment could include a comparison of a third part valuation to the net carrying value of the related assets.

     Revenue Recognition

     Revenues associated with sales of chemical products are recorded when title and risk passes to the customer. Title and risk generally passes to our customer when items are shipped. The Company maintains a provision for discounts and rebates to customers and returns that is based on historical experience. Sales of by-products, primarily hydrochloric acid, generated during the manufacturing process are included as a reduction to purchases and variable costs.

     Research and Development Costs

     Internal research and development costs are expensed as incurred unless they have alternative future uses.

     Income Taxes

     The Company is organized as a limited liability company and is not subject to U. S. income tax. Income tax information presented in the consolidated statements includes U. S. income taxes attributed to the Company’s operations that are the responsibility of the Company’s sole-owner, RPPI.

     The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

     Deferred taxes result from differences between the financial and tax bases of assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that some or all of a tax benefit will not be realized.

     Stock-Based Compensation

     RPPI grants stock options to employees of the Company for a fixed number of shares with an exercise price of $100 dollars or the fair value of the shares at the date of grant. RPPI accounts for such stock option grants in accordance with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”), which permits the measurement of compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). We have elected to follow the “intrinsic value based method” prescribed by APB 25. Accordingly, no compensation costs was recognized in connection with stock options granted in 2003

     The options granted were valued using the fair value approach which represents the market value calculated in-house using reasonable and customary methods for determining values when there is no established trading market. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if we had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of FAS 123. We have determined that our pro forma

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(in millions of U.S. Dollars)

compensation expense for 2003, 2002 and 2001 was $0 under the fair value method of FAS 123 using the Black Scholes Option pricing model. The Black Scholes option pricing model was used with the following weighted-average assumptions issued in each year.

     Assumptions:

	2003	2002	2001
Estimated fair value per share of options*	$—	$145	$310
Risk-free interest rate	4.23%	5.54%	5.28%
Expected term	6 years	6 years	6 years
Volatility**	0%	0%	0%

*	The estimated market value was calculated in-house by using reasonable and customary methods for determining market values when there is no established trading market.

**	Assumed to be zero since RPPI is a private entity.

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

     Risks and Uncertainties

     The Company has operations in approximately 8 countries, and in each country, the business is subject to varying degrees of risk and uncertainty. The Company insures its business and assets against insurable risks in a manner that it deems appropriate. Because of its diversity, the Company believes that the risk of loss from non-insurable events in any one business or country would not have a material, adverse effect on its operations as a whole. Additionally, management believes there is no material concentration of risk within any single customer or supplier, except for Shell, or small group of customers or suppliers, whose failure or nonperformance would materially affect the Company’s results.

     Foreign Currency Transactions

     For the Company’s operations outside the U.S., where the local currency is considered to be the functional currency, those operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities; the average exchange rate is utilized for each period for revenues, expenses, gains and losses and cash flows. The effects of translating such operations into U.S. dollars are included as a component of owner’s equity (deficit). A substantial amount of assets and liabilities outside the United States are denominated in the Euro. The U. S. dollar to the Euro exchange rate was 0.7964 and 0.9541 at December 31, 2003 and 2002, respectively.

     The Company may utilize forward exchange contracts to hedge foreign currency transaction exposures. Gains and losses on hedging contracts are deferred and included in the measurement of the related transaction. The Company entered into one forward exchange contract during 2003 and none in 2002.

     Environmental Costs

     Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs are incurred as preventative measure or provide future economic benefits. Remediation liabilities are recognized when the costs are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Environmental

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(in millions of U.S. Dollars)

liabilities in connection with properties that are sold or closed are realized upon such sale or closure, to the extent they are probable and estimable and not previously reserved. In assessing environmental liabilities, no set-off is made for potential insurance recoveries. Recognition of any joint and several liabilities is based upon the Company’s best estimate of its final pro rata share of the liability.

     Derivatives

     Commencing January 1, 2001, the Company adopted SFAS 133 (Accounting for Derivative Instruments and Hedging Activities). SFAS 133, as amended by SFAS 138, requires that derivative instruments be recorded on the balance sheet at their fair value. The Company does not enter into derivative instruments for trading purposes. Changes in the fair value of derivatives designated as hedges are recorded each period in current earnings or other comprehensive income, depending on the type of derivative and the effectiveness of the hedge.

     The Company entered into interest rate swap agreements related to the B term loan for notional amounts of $50 million, $75 million, $100 million, $25 million and $50 million that fix the LIBOR portion of our interest rates at 5.41%, 5.25%, 5.41%, 4.61% and 4.39%, respectively. The consolidated statement of income for the year ended December 31, 2001 includes interest expense at the fixed rates stated above. For the year ended December 31, 2001, the Company recognized a $7 million charge in other comprehensive income relating to the interest rate swaps. This charge was due to the change in the fair value of the Company’s interest rate swaps as a result of declining interest rates. In 2002, our remaining interest rate swap agreements expired or were terminated and we entered into an interest rate cap agreement for the notional amount of $150 million. The cost of terminating the interest rate swap agreements was $1.5 million and this cost has been charged to interest expense. The interest rate cap agreement caps the floating rate at 3% and expires on February 28, 2004. The cost of the interest rate cap agreement was $183,750 and has been expensed. No other income or expense has been recorded in 2003 related to the interest rate cap agreement.

     Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS 149,“Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. Adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2003, SFAS 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” was issued. The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities and in some instances, assets. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In December 2003, the FASB issued a revision to SFAS 132 (Employers’ Disclosures about Pensions and Other Postretirement Benefits). The revision amends SFAS 87, 88 and 106 and requires additional disclosures to those in the original SFAS 132 to include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit or costs recognized during interim periods. The effective dates for the additional disclosure requirements are December 15, 2003 and June 15, 2004. Adoption of the revisions will not have a material effect on our consolidated results of operations, cash flows or financial position.

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (“FIN46R”), primarily to clarify the required

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(in millions of U.S. Dollars)

accounting for interests in variable interest entities (“VIE’s”). This standard replaces FASB Financial Interpretation No. 46, Consolidation of Variable Interest Entities that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Company, application of FIN 46R is required for interest in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003 and for interests in all other types of VIEs as of March 31, 2004. The Company’s application of FIN 46R, as of December 31, 2003 and as of March 31, 2004, did not and is not expected to have a material impact on our financial statements.

     In January 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permits a sponsor of retiree health benefit plans to make a one-time election to defer recognition of the effects of the new Medicare legislation in accounting for its plans under SFAS 106, Employers Accounting for Postretirement Benefits Other Than Pension, or in making disclosures related to its plans required by SFAS 132 (Revised 2003), Employers’ Disclosures about Pension and Other Postretirement Benefits, until the FASB develops and issues authoritative guidance on accounting for subsidies provided by the Act. Such FASB guidance could require a change in currently reported information. The Company elected to make the one-time deferral and is currently evaluating the effect of the FSP.

     Reclassifications

     Certain reclassifications were made to prior year amounts in order to conform with the current year’s presentation.

3.	Transactions with Related and Certain Other Parties

     Related Parties

     The Company has significant transactions and relationships with affiliated entities. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

     Related party amounts are primarily attributable to transactions with Japan Epoxy Resins joint venture. (See Note 7). The aggregate amounts of related party transactions were as follows for the years ended December 31, 2003, 2002 and 2001 (in millions of U. S. dollars):

	2003	2002	2001
Revenues	$15	$13	$19
Cost and expenses:
Purchases and variable products costs	5	7	5
Selling, general and administrative expenses	—	1	1

     Sales to related parties are derived largely from the sale of finished products. Amounts due from related parties were $2 million and $3 million at December 31, 2003 and 2002, respectively. Amounts due to related parties were $1 million at December 31, 2003 and 2002, respectively.

     The Company purchases a significant portion of its primary feed stocks from Shell. In instances where the Company’s manufacturing facilities are operated as part of a larger Shell petrochemical and refining complex, Shell may also provide site services, utilities, materials, facilities and operator type services. Research and development activities are performed largely by the Company’s employees at Shell’s technology centers in the United States and The Netherlands.

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(in millions of U.S. Dollars)

     On November 14, 2000, certain officers of the Company issued notes payable totaling $1 million to the Company to purchase stock of RPPI. As of December 31, 2003 and 2002, the notes payable and accrued interest amounted to $2 million and $1 million, respectively.

     The Company entered into a management agreement, as amended, with Apollo Management IV, L.P. (“Apollo”) for management consulting services. Under the agreement, Apollo shall advise the Company concerning such management matters that relate to proposed financial transactions, acquisitions and other senior management matters related to the business, administration and policies of the Company. As consideration, the Company paid Apollo an annual fee of $1 million and $1 million in 2002 and 2001, respectively. There were no payments made to Apollo in 2003 under the agreement, as amended, below.

     Effective January 1, 2003, the terms of the management consulting agreement were amended to waive payment of the annual management fee to Apollo during 2003; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 or 2004, the Company and our subsidiaries’ consolidated earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, we shall pay to Apollo (i) the quarterly installments of the annual management fee for the remainder of 2003 and thereafter and (ii) 125% of the amount of the quarterly installments of the annual management fee which were waived during 2003. It is expected that the management consulting agreement will be amended to extend the period for achieving such from December 31, 2004 to December 31, 2005, to the extent permitted by the Credit Agreement and Indentures.

     The Company paid approximately $5 million, $7 million and $5 million related to certain freight costs to Quality Distribution, Inc., an affiliate of Apollo in 2003, 2002 and 2001, respectively.

     The Company paid approximately $1 million during 2001 on behalf of RPP Inc. for legal and external audit services rendered in the ordinary course of business that have been recognized as a constructive cash distribution. In addition, in 2003 the Company paid a constructive cash distribution of $4 million to Shell on behalf of RPPI, of which $2 million was previously accrued. RPPI made capital contributions of approximately $1 million during 2002 and 2001 to us relating to pension costs.

     Other Parties

     Other parties include those parties that fall outside the definition of “related parties”, but with whom the Company or its related parties have a relationship that enables the parties to negotiate terms of material transactions that may not be available from other more clearly independent parties on an arm’s length basis. Shell is not considered a related party; however, Shell owns less than 6.8% on a fully diluted basis of RPPI. We entered into numerous agreements with Shell, for example, to purchase feed stocks and to receive site services for: utilities, materials, facilities and operator type services that are significant to our operations. See Note 13 for more details on our commitments surrounding certain agreements with Shell. During 2003, 2002 and 2001, the Company paid Shell $312 million, $343 million and $361 million for these various agreements and Shell paid us $23 million, $16 million and $21 million for certain site services that we provided to Shell, respectively. At December 31, 2003, accounts payable and accounts receivable related to Shell were $1 million and $3 million, respectively. At December 31, 2002, accounts payable and accounts receivable related to Shell were $18 million and $4 million, respectively.

     During 2002, we received total proceeds of $22 million from Shell under the environmental agreements through indemnity payments and as part of the November 2002 amendments (see Note 12), and we applied $16 million for capital projects and $1 million for expense projects. This resulted in a Deferred Credit balance of $5 million on the Consolidated Balance Sheets as of December 31, 2002. The remaining Deferred Credit balance was applied to applicable capital expenditures in 2003.

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(in millions of U.S. Dollars)

4.	Inventories of Products

     Product inventories are valued at the lower of cost or market with cost being determined using the FIFO method. Total inventories, net of allowance for obsolescence at December 31, 2003 and 2002 were comprised of the following (in millions of U. S. dollars):

	2003	2002
Raw materials	$12	$10
Finished products	120	122
Materials and supplies	13	13

Total	$145	$145

     During the third quarter 2003, we became aware that certain manufacturing costs had not been included in finished goods inventory. The effect of not including such costs in finished goods inventory was not material to our historical financial statements or to our expected full year 2003 financial position or results of operations. To properly reflect these costs in inventory, an adjustment to the financial statements was made in third quarter 2003. The impact of the adjustment was to increase inventory by $3.6 million and pretax income for the year ended December 31, 2003 by $3.6 million ($2.4 million after tax). The adjustment is included in purchases and variable product costs.

5.	Property, Plant and Equipment

     Property, plant and equipment at December 31, 2003 and 2002 consisted primarily of manufacturing assets as follows (in millions of U. S. dollars):

	2003	2002
Plant and equipment	$1,198	$1,084
Office buildings	43	33
Other assets	68	65

Total	$1,309	$1,182
Less: accumulated depreciation	(860)	(741)

Net property, plant and equipment	$449	$441

     During 2003 and 2002, the Company incurred approximately $27 million and $26 million for repairs and maintenance related to property, plant and equipment. Also in 2002, the Company entered into capital lease agreements resulting in $3 million of other assets. Substantially all current and future assets are pledged as security under the Company’s credit agreement.

6.	Intangible Assets

     Intangible assets consist of the following (in millions of U. S. dollars):

	December 31, 2003			December 31, 2002
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents and trademarks	$12	$12	$—	$12	$11	$1
Deferred finance costs	38	14	24	23	5	18

Total	$50	$26	$24	$35	$16	$19

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(in millions of U.S. Dollars)

Aggregate Amortization Expense:
For year ended December 31, 2003	$10
Estimated Amortization Expense:
For the year ended December 31, 2004	$4
For the year ended December 31, 2005	$4
For the year ended December 31, 2006	$4
For the year ended December 31, 2007	$4
For the year ended December 31, 2008	$3
Thereafter	$5

7.	Investment in Equity Affiliate

     Investment in affiliate, accounted for using the equity method, is as follows as of December 31, 2002 (in millions of U. S. dollars):

	Country of	Percentage
Joint venture	incorporation	holding	2002
Japan Epoxy Resins (formerly Yuka Shell Epoxy K.K.)	Japan	50%	$11

     Investment at Cost

     On November 14, 2003, a wholly owned subsidiary of the Company completed the sale of forty percent of the outstanding shares in Japan Epoxy Resins Co., Ltd to its joint venture partner, Mitsubishi Chemical Company for a purchase price of $23 million. A gain on the sale was recorded in the amount of $14 million after recognizing direct costs of $5 million and accumulated foreign currency translation gain of $4 million. The transaction was exempt from taxes as a result of the structure of ownership. In connection with the sale of its shares, a new joint venture agreement, technology license agreement and trademark license agreement were negotiated.

     As a result of the above transaction, the Company can no longer exercise significant influence over the operating and financial policies of Japan Epoxy Resins Co., Ltd. Therefore the investment in affiliate, accounted for using the cost method, is as follows as of December 31, 2003 (in millions of U. S. dollars):

	Country of	Percentage
	incorporation	holding	2003
Japan Epoxy Resins (formerly Yuka Shell Epoxy K.K.)	Japan	10%	$2

8.	Income Taxes

     The income tax expense (benefit) consists of the following (in millions of U. S. dollars):

	2003	2002	2001
U.S. and other income taxes:
Current income tax—U.S	$—	$—	$—
Current income tax—outside U.S	—	—	—
Deferred income tax (benefit)—U.S	(8)	1	10
Deferred income tax (benefit)—outside U.S.	6	(6)	1

Total	$(2)	$(5)	$11

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(in millions of U.S. Dollars)

     Deferred income taxes are provided for the temporary differences between the book and tax bases of our assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in millions of U. S. dollars):

	2003	2002
Deferred tax assets:
Net operating loss carry forwards	$88	$48
Pension and postretirement benefits	6	3
Other	6	2

Total gross deferred tax assets	100	53
Valuation allowance	(32)	(1)

Net deferred tax assets	68	52

Deferred tax liabilities:
Items associated with capitalized costs:
Property, plant and equipment	(86)	(61)
Intangibles and other	(7)	(5)

Total deferred tax liabilities	(93)	(66)

Net deferred tax liabilities	$(25)	$(14)

     Deferred tax assets and liabilities are recorded in the accompanying Consolidated Balance Sheet as follows (in millions of U. S. dollars):

	2003	2002
Current assets	$5	$11
Non-current assets, net of $32 million valuation allowance	63	41
Current liabilities	—	—
Non-current liabilities	(93)	(66)

	$(25)	$(14)

     Total income tax expense for the years 2003, 2002 and 2001 was equivalent to effective tax rates of 3.1%, 42% and 43%, respectively. Income before income taxes attributable to U.S. and non-U.S. operations was as follows (in millions of U. S. dollars):

	2003	2002	2001
U.S.	$(58)	$9	$29
Non-U.S.	(6)	(21)	(3)

	$(64)	$(12)	$26

     Reconciliation of actual tax expense (benefit) to the expected tax expense (benefit) calculated at the U.S. Statutory rate (35%) is as follows (in millions of U. S. dollars):

	2003	2002	2001
Tax expense (benefit) at 35%	$(23)	$(4)	$9
State taxes, net of federal benefit	(2)	—	1
Net effect of different tax rates in non-U.S. jurisdictions	(8)	1	2
Increase in valuation allowance	31	1	—
Tax credits	—	(2)	—
Other	—	(1)	(1)

Total	$(2)	$(5)	$11

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(in millions of U.S. Dollars)

     At December 31, 2003, we had net operating loss carry forwards for income tax purposes in various tax jurisdictions. Of those carry forwards that are subject to expiration, they will expire, if unused, over the years through 2023. We anticipate taxable income in future years will allow us to utilize the carry forwards that have not had a valuation allowance placed against them. It was recognized that it is more likely than not that certain carry forwards in certain tax jurisdictions will not be realized as a result of current and future taxable income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset realization.

9.	Pension Plans, Other Post Retirement Benefits and 401(k) Plan

     The Company provides a defined pension and other post-retirement benefit plans (“OPEBs”) to employees in the U.S. and internationally. The OPEBs primarily consist of retiree medical benefits. As of December 31, 2003 and 2002 approximately 456 and 511 employees in the U.S. and 383 and 369 employees internationally participate in these plans. The measurement date for the Company’s pension plans and other post retirement benefits is December 31, 2003. The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans for the years ended December 31, 2003 and 2002 (in millions of U. S. dollars):

	2003		2002
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in benefits obligation
Benefits obligation at beginning of year	$81	$7	$64	$17
Service cost	5	—	5	1
Interest cost	5	—	4	1
Actuarial (gain)loss	7	—	5	(8)
Plan amendments	—	(1)	(5)	(4)
Change in currency exchange rate adjustment	13	1	8	—

Benefits obligation at end of year	$111	$7	$81	$7

Change in plan assets
Fair value of plan assets at beginning of year	$80	$—	$52	$—
Actual return on plan assets	5	—	4	—
Employer contributions	4	—	15	—
Change in currency exchange rate adjustment	13	—	9	—

Fair value of plan assets at end of year	$102	$—	$80	$—

Funded status	(9)	(7)	(1)	(7)
Unrecognized net prior service cost	(4)	(5)	(5)	(4)
Unrecognized net actuarial loss(gain)	16	(14)	7	(12)

Accrued cost	$3	$(26)	$1	$(23)

Discount rate*	3.5-6.75%	6.0-6.75%	3.5-7.25%	6.0-7.25%
Expected return on plan assets	8.0-9.0%	N/A	8.0-9.0%	N/A
Rate of compensation increase	2.0-4.00%	N/A	2.0-4.25%	N/A
Service cost	$5	$—	$5	$—
Interest cost	5	—	4	1
Expected return on assets	(7)	—	(5)	—
Recognized net actuarial gain	—	(1)	—	(1)

Net periodic cost	$3	$(1)	$4	$—

*	The range of rates represents the applicable country’s assumed rates.

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(in millions of U.S. Dollars)

     The Company maintains target allocation percentages among various asset classes based on an investment policy established for the U. S. Pension Plan which is designed to ensure the assets will be sufficient to provide for benefits under the U. S. Pension Plan while minimizing the risk for the necessary return. In addition the policy is designed to ensure sufficient liquidity to meet ongoing cash flow requirements. The current weighted-average target asset allocation is as follows: equity securities 70%, debt securities 29%, cash or cash-equivalents 1%. The policy is reviewed at least annually. The actual asset allocations at December 31, 2003 and 2002 by asset category were as follows:

Asset Category	2003	2002
Equity securities	71%	69%
Debt securities	28%	30%
Other	1%	1%

Total	100%	100%

     For the U. S. Plan, the expected long-term rate of return was chosen from the range of likely results of compound average annual returns over a 20-year time horizon based on the plan’s current investment policy (70% equity securities, 29% bonds, and 1% cash). The expected return and volatility for each asset class was based on historical equity, bond and cash market returns during the period 1926 to 2002 using a Monte Carlo Simulation. Increasing or decreasing the expected return rate by one percentage point would not be material on our consolidated results of operations, cash flows or financial position.

     We currently anticipate that a contribution for the 2004 U. S. pension plan year in the amount of $1.3 million will be required. However, the 2004 U. S. pension plan year funding will not be required until September 2005. At the earliest, we will be required to fund this pension obligation in April 2005.

     The accumulated benefit obligation for the pension plans in the U. S. was $28 million and $24 million at December 31, 2003, and 2002, respectively.

     The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2003 was 9% trending down through 2008 and 4.5% thereafter. Increasing or decreasing the assumed health care cost trend rate by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2003 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

     The funded pension and unfunded other retirement obligations had the following activity (in millions of U. S. dollars):

	2003	2002
Balance at beginning of year	$22	$31
Currency translation adjustment	3	2
Net periodic expense accrual	2	4
Cash contributions	(4)	(15)

Balance at end of year	$23	$22

     During 2003, the Company revised the average retirement age and average turn-over rate to age 60 and 7 percent from age 58 and 5 percent. This revision in assumptions decreased the obligations for the other post retirement plan in the U. S. for 2003. During 2002, with respect to long-term employee benefit costs, key assumptions include the long-term rate of return on pension assets, the annual rate of inflation of health care costs, retiree life expectancies and the general interest rate environment. Due to a change in estimates in connection with

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(in millions of U.S. Dollars)

our postretirement medical benefit obligation for our European region, we experienced a reduction in our unfunded obligation of approximately $11 million to be recognized over the expected life of the participants. Starting in 2002, $11 million benefit will reduce our postretirement expense over a 14 year amortization period by approximately $0.8 million annually.

     The Company provides a nonqualified deferred compensation plan for U. S. employees who are participants in the RPP Inc. stock option plan. Participants may elect to defer up to 50% of base wages and 100% of bonus pay and stock option compensation. The participants deferred compensation contributions are made to a rabbi trust. The Company’s obligations under this plan are unfunded; however, the Company must pay tax on compensation that is deferred by the participant. The participant is required to reimburse the Company for taxes once the funds are withdrawn from the plan.

     The Company provides a 401(k) plan to its employees as an additional retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions ranging from 1% to 60% subject to Internal Revenue Service limitation and 1% to 10%, respectively. Company contributions range from 3 to 6 percent after completion of service of 1 and 5 years, respectively. Company contributions amounted to $1 million, $2 million and $2 million for each of the years ended December 31, 2003, 2002 and 2001, respectively.

10.	Long-term Debt

     Long-term debt at December 31, 2003 and 2002 consisted of the following (in millions of U. S. dollars):

	December 31,	December 31,
	2003	2002
13 1/2 % Senior Subordinated Notes	$328	$328
9 1/2 % Senior Second Secured Notes	200	—
8% Senior Secured Notes	140	—
Term Loan A	—	69
Term Loan B	—	155
Revolver	—	6
Other	1	3

Total long-term debt	669	561
Net premium on 13 1/2% Senior Subordinated Notes	5	5
Premium on 9 1/2% Senior Second Secured Notes	1	—
Less current portion of long-term debt	(1)	(1)

	$674	$565

     The $328 million aggregate principal amount of 13 1/2% Senior Subordinated Notes due 2010 were issued in private offerings pursuant to Rule 144A and Regulation S under the Securities Act of 1933 in 2000, 2001 and 2002 by RPP LLC and RPP Capital. These notes were subsequently exchanged with registered identical series of notes with the Securities and Exchange Commission in 2001, 2002 and 2003, respectively. The $328 million of 13 1/2% Senior Subordinate Notes are senior subordinated unsecured obligations ranking junior in right of payment to all of our existing and future senior debt and all liabilities of our subsidiaries that do not guarantee the notes. The proceeds from the issuance of $200 million of the 13 1/2% Senior Subordinated Notes in November 2000 were used to finance in part the recapitalization and related transaction costs and expenses. The net proceeds from the issuance of $75 million of the 13 1/2% Senior Subordinated Notes issued in November 2001 and $53 million of the notes issued in December 2002 were used to repay borrowings under the Credit Agreement (as defined below). Interest on the 13 1/2% Senior Subordinated Notes is payable semi-annually in cash on each May 15 and November 15. The 13 1/2% Senior Subordinated Notes mature on November 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after November 15, 2005, at the specified redemption prices set forth under the related indenture.

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(In millions of U. S. Dollars)

     On April 9, 2003, RPP LLC completed a private offering, together with RPP Capital, its wholly-owned subsidiary, of $175 million aggregate principal amount of 9 1/2% Senior Second Secured Notes Due 2010. The $175 million of 9 1/2% Senior Second Secured Notes are senior secured obligations ranking equal in right of payment to all of our existing and future senior debt and senior in right of payment with all of our existing and future subordinated indebtedness. The 9 1/2% Senior Second Secured Notes are secured by a junior lien, subject to permitted liens, on all of our domestic assets (subject to certain exceptions) that secure our obligations under the Credit Agreement (as defined below) and a portion of the capital stock of our direct and indirect domestic subsidiaries and direct foreign subsidiaries. Interest is payable semi-annually in cash on April 15 and October 15, beginning October 15, 2003. The proceeds, net of $5 million debt issue costs, from the offering were used to repay borrowings under the Credit Agreement among RPP LLC, RPP Capital, RPPI, Resolution Europe B.V. (the “Borrowers”) and the various lenders party thereto, dated as of November 14, 2000 as amended, (the “Credit Agreement”) and for general corporate purposes, including working capital. The 9 1/2% Senior Second Secured Notes mature on April 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after April 15, 2006, at the specified redemption prices set forth under the related indenture.

     The Company and the other Borrowers executed the Fourth Amendment to the Credit Agreement dated as of April 1, 2003 (the “Credit Agreement Amendment”). The Credit Agreement Amendment, among other things, (a) permitted the Borrowers to issue up to $200 million of the Original Notes and Additional Notes (as defined below) so long as they used at least the first $135 million of net proceeds from the offering of the Notes to prepay the term loans outstanding under the Credit Agreement, (b) amended the financial covenants by eliminating the consolidated interest coverage ratio covenant and the adjusted total leverage ratio covenant and added an adjusted bank leverage ratio covenant, and (c) reduced the size of the revolving credit facility from $100 million to $75 million.

     In May 2003, the Company and RPP Capital registered an identical series of $175 million 9 1/2% Senior Second Secured Notes due 2010 with the Securities and Exchange Commission and subsequently completed an offer to exchange the unregistered notes for the registered notes.

     On May 22, 2003, the Company completed a private offering, together with RPP Capital, its wholly-owned subsidiary, as co-issuer, of an additional $25 million aggregate principal amount of 9 1/2% Senior Second Secured Notes Due 2010 (the “Additional Notes”). The Additional Notes, together with the $175 million aggregate principal amount of Original Notes that were originally issued on April 9, 2003, are treated as a single class of securities under the Company’s existing indenture. The proceeds, net of $2 million debt issue costs from the offering, were used for general corporate purposes, including working capital.

     In July 2003, the Company and RPP Capital registered an identical series of 9 1/2% Senior Second Secured Notes Due 2010 with the Securities and Exchange Commission and subsequently completed an offer to exchange all of the unregistered notes for registered notes. As a result of these two exchange offers, all of the outstanding $200 million of 9 1/2% Senior Second Secured Notes due 2010 are registered notes.

     On December 22, 2003, RPP LLC completed a private offering, together with RPP CC, its wholly-owned subsidiary, as co-issuer, of $140 million aggregate principal amount of 8% Senior Secured Notes Due 2009. The $140 million of 8% Senior Secured Notes are senior secured obligations ranking equal in right of payment to all of our existing and future senior debt and senior in right of payment with all of our existing and future subordinated indebtedness. The 8% Senior Secured Notes are secured by a lien, subject to permitted liens, on all of our domestic assets (subject to certain exceptions) that secure our obligations under the Credit Agreement and a portion of the capital stock of our direct and indirect domestic subsidiaries and direct foreign subsidiaries. Our obligations under the 8% Senior Secured Notes and our obligations under the 9 1/2% Senior Second Secured Notes are secured by liens on the same collateral. By virtue of the lien priority, the 8% Senior Secured Notes are effectively senior to the obligations under the 9 1/2% Senior Second Secured Notes to the extent of the value of the collateral securing such notes. Interest is payable semi-annually in cash on December 15 and June 15, beginning June 15, 2004. The proceeds, net of $4 million debt issue costs from the offering, were used to repay borrowings under the Credit Agreement or for general corporate purposes, including working capital. The 8% Senior Secured Notes mature on

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(In millions of U. S. Dollars)

December 15, 2009 and may be redeemed in whole at any time or in part from time to time, on and after December 15, 2006, at the specified redemption prices set forth under the related indenture.

     In February 2004, RPP LLC and RPP Capital registered an identical series of 8% Senior Secured Notes Due 2009 with the Securities and Exchange Commission and subsequently completed an offer to exchange all of the unregistered notes for registered notes.

     The Company and the other Borrowers executed the Fifth Amendment to the Credit Agreement with an effective date as of December 22, 2003 (the “Credit Agreement Amendment”). The Fifth Amendment, among other things, (a) permitted the Company to issue the Notes so long as the net proceeds from the offering of the Notes were used to repay all of the remaining term loans outstanding under the credit agreement, (b) eliminated the adjusted bank leverage ratio covenant, and (c) imposed an asset coverage test which will limit borrowings and letters of credit under our revolving credit facility to the sum (the “Borrowing Base”) of 65% of the Company’s U. S. inventory, 85% of the net book value of the Company’s U. S. receivables and 20% of the net book value of the Company’s U. S. plant, property and equipment, which Borrowing Base the Company will be required to report on a monthly basis. If the utilization under the revolving credit facility exceeds the most recently reported Borrowing Base, the Company must repay outstanding borrowings and/or cash collateralize letters of credit in the amount equal to such excess. Substantially all of our current and future assets are pledged as security under the Company’s credit agreement.

     On November 14, 2000, RPP Inc., RPP LLC, RPP Capital and Resolution Nederland B.V. entered into a $600 million credit agreement (“the Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a six-year $75 million revolving credit facility, the euro equivalent of which is also available, to be used for, among other things, working capital and general corporate purposes of the Company and its subsidiaries, including without limitation, certain permitted acquisitions. The revolving credit facility also includes a sub-limit for letters of credit in an amount not to exceed $50 million. At December 31, 2003, there were no amounts outstanding under the revolving credit facility and $8 million in letters of credit. At December 31, 2003, we had additional borrowing capacity under the Credit Agreement of $67 million. During 2003, we borrowed $236 million and made payments of $473 million under the credit agreement. As of December 31, 2003, we were in compliance with the borrowing base limit of the Credit Agreement.

     Borrowings that are maintained as dollar term loans or loans under the revolving credit facility denominated in dollars, accrue interest at either Citibank’s prime lending base rate or the eurodollar rate plus, in each case, a margin ranging from 1.25% to 3.00%, which margin is dependent upon our leverage, as determined on a quarterly basis. Interest rates on loans under the revolving credit facility denominated in euros, accrue interest at the euro rate plus associated costs plus, in each case, a margin ranging from 2.25% to 3.00% depending on our leverage, as determined on a quarterly basis.

     Interest period elections generally range from one to six months, or to the extent available, nine or twelve months for eurodollar and euro rate loans. With respect to eurodollar loans and euro rate loans, interest is payable at the end of each interest period or, for interest periods longer than three months, at least every three months.

     With respect to base rate loans under the credit agreement, interest is payable quarterly on the last business day of each fiscal quarter. Calculation of all interest is based on the actual number of days elapsed in a year comprising 360 days. For each drawn letter of credit, we are required to pay a per annum fee equal to the spread over the eurodollar rate for the revolving credit facility, a fronting fee equal to 1/4 of 1% on the aggregate daily stated amount of each letter of credit, plus administrative charges. Additionally, we will pay a commitment fee ranging from 0.375% to 0.500% per annum, depending on our leverage ratio, which commitment fee is payable quarterly on the unused available portion of the revolving credit facility.

     The loans incurred under the Credit Agreement by RPP LLC and RPP Capital are guaranteed by RPP Inc. and all of our existing and future direct and indirect wholly-owned domestic subsidiaries. The U.S. loans under the Credit Agreement are secured by a perfected security interest in substantially all of our properties and assets and our direct and indirect wholly-owned domestic restricted subsidiaries, now owned or acquired later, including a pledge

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(In millions of U. S. Dollars)

of all capital stock and notes owned by us and our domestic restricted subsidiaries; provided that no more than 65% of the stock of our foreign subsidiaries is required to be pledged in respect of such loans. In addition, loans incurred under the Credit Agreement by Resolution Europe B.V. (f/k/a Resolution Nederland B.V.), a subsidiary of RPP B.V., are guaranteed by RPP Inc., us and all of our existing and future direct and indirect domestic and material foreign subsidiaries (the “Non-U.S. Guarantors”), subject to exceptions and restrictions. The obligations of Resolution Europe B.V. (f/k/a Resolution Nederland B.V.) and the Non-U.S. Guarantors are secured by a perfected security interest in the assets described above and in certain material property and assets owned by Resolution Europe B.V. (f/k/a Resolution Nederland B.V.) and the Non-U.S. Guarantors.

     During 2002, we entered into unsecured trade notes, totaling $3.9 million, that bear interest ranging from 6.75 to 8.18 percent, payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. As of December 31, 2003 and 2002, unsecured trade notes totalling $2 million and $3 million, respectively, were outstanding.

     Maturities of long-term debt for the years ending December 31, are as follows (in millions of U. S. dollars):

2004	$1
2005	1
2006	—
2007	—
2008	—
Thereafter	668

$670

     Our high level of debt may preclude us from borrowing any more funds beyond those available under the revolving credit agreement. As a result of our high level of debt, we will have to continue to generate significant cash flows through operating activities, borrowings and asset sales to meet our current debt service requirements. Based on our current level of operations, anticipated economic recovery and cost reductions, management believes that our cash flow from operations, together with existing cash and cash equivalents on hand, net proceeds from the issuances of the notes, future borrowings under our revolving credit facility and sales of assets, if necessary, will be sufficient to fund our working capital needs and expenditures for property, plant and equipment and debt service obligations in the foreseeable future, although no assurance can be given in this regard.

11. Obligations Under Capital Leases

     The Company’s capital leases range from three to seven year terms for equipment at an aggregate annual rental of $1 million. The equipment has been capitalized at its fair market value of $3.5 million, which approximates the present value of the minimum lease payments. The current maturity amounts are included in other payables and accruals of our Consolidated Balance Sheets. At December 31, 2003 and 2002, total amounts outstanding under capital leases totaled $2 and $3 million, respectively.

     Future minimum payments under capital leases with initial or remaining terms of one year or more are $1 million for each of the years 2004 and 2005.

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

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(In millions of U. S. Dollars)

     As mentioned above, our business is subject to various federal, state, local and foreign laws and regulations which govern environmental health and safety (“EHS”) related matters. Compliance with these laws and regulations requires substantial continuing financial commitments and planning. Moreover, the laws and regulations directly affect how we operate our business. The financial commitments consist of environmental costs for normal day to day operations, voluntary and mandatory matters as well as remediation issues.

     We accrue for environmental liabilities when the liability is probable and the costs are reasonably estimable. As of December 31, 2003 and 2002, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. This assessment is based on the lack of evidence of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

     As mentioned above, the Company has substantial continuing financial commitments for compliance of environmental matters. During 2003 and 2002, the Company expended a total of $6 million and $10 million in related mandatory EHS capital projects not reimbursed by Shell. Also during 2003 and 2002, the Company expensed zero and approximately $1 million of mandatory EHS costs not reimbursed by Shell. We expect a similar operating environmental commitment to continue in future years; however, the level of financial commitment may increase if the environmental laws and regulations become more stringent. During 2002, we received total proceeds of $22 million, in connection with indemnified environmental projects pursuant to the environmental agreements as amended and we applied $17 million ($16 million for capital projects and $1 million for expense projects) that reduced capital expenditures and operating expenses. This resulted in a Deferred Credit balance of $5 million on the Consolidated Balance Sheets as of December 31, 2002. The remaining Deferred Credit balance was applied to capital expenditures in 2003.

13. Leases and Other Commitments

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

     In addition, the Company entered into contractual agreements with Shell and other third parties for the purchase of feedstocks. The terms of the agreements vary from three to ten years, extendable at the Company’s request and cancelable by either party as provided for in the respective agreements. Feedstock prices are based on market prices less negotiated volume discounts or cost input formulas. See Note 3 for more details on our commitments surrounding certain agreements with Shell.

     We rely on long-term supply agreements with Shell and other key suppliers for most of our raw material supply. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any of our key long-term supply contracts be canceled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Some of our raw materials are provided to us by one supplier and we could incur significant time and expense if we had to replace the supplier. In addition, several of our feedstocks at various facilities are transported through a pipeline from one

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(In millions of U. S. Dollars)

supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner.

     Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2003 (in millions of U. S. dollars):

2004	$6
2005	6
2006	6
2007	4
2008 and thereafter	12

Total minimum lease payments	$34

     Rental expense under operating leases was $6, $6 and $5 in 2003, 2002 and 2001, respectively.

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(In millions of U. S. Dollars)

14. Segment and Related Information

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

     Selected financial data by geographic region are presented below (in millions of U. S. dollars):

			Asia
			Pacific
		Europe	and
		and	Middle
	U. S.	Africa	East	Elim’s	Total
As of and for the year ended December 31, 2003:
Revenues from external customers	$349	$430	$3	$—	$782
Inter-segment revenues	9	10	—	(19)	—
Depreciation and amortization expense	32	14	—	—	46
Total costs	335	449	2	—	786
Operating income (loss)	14	(19)	1	—	(4)
Total assets	488	367	1	—	856
Expenditures for long-lived assets	12	5	1	—	18
As of and for the year ended December 31, 2002:
Revenues from external customers	$367	$364	$9	$—	$740
Inter-segment revenues	19	142	4	(165)	—
Depreciation and amortization expense	24	12	—	—	36
Special charges	5	3	—	—	8
Total costs	299	381	9	—	689
Operating income (loss)	68	(17)	—	—	51
Total assets	462	329	2	—	793
Equity investments in and advances to unconsolidated subsidiaries.	—	11	—	—	11
Expenditures for long-lived assets	39	9	—	—	48
As of and for the year ended December 31, 2001:
Revenues from external customers	$444	$399	$20	$—	$863
Inter-segment revenues	29	274	3	(306)	—
Depreciation and amortization expense	23	11	—	—	34
Special charges	10	5	—	—	15
Total costs	355	394	21	—	770
Operating income (loss)	89	5	(1)	—	93
Total assets	423	305	6	—	734
Equity investments in and advances to unconsolidated subsidiaries	—	7	—	—	7
Expenditures for long-lived assets	11	13	—	—	24

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(In millions of U. S. Dollars)

     Revenues from external customers for each product group are presented below (in millions of U. S. dollars):

	December 31,
	2003	2002	2001
Resins	$499	$488	$550
BPA	129	125	183
Versatics	116	91	87
ECH	34	32	39
Other	4	4	4

Total Revenues	$782	$740	$863

     Selected information on a per domicile country basis is presented below (in millions of U. S. dollars):

	December 31,
	2003	2002	2001
Revenues:
U.S.	$358	$386	$474
Netherlands	440	371	390
Germany	—	60	112
Other(1)	3	88	193
Inter-company	(19)	(165)	(306)

Total	$782	$740	$863

	December 31,
	2003	2002	2001
Net Long-Lived Assets:(2)
U.S.	$259	$270	$233
Netherlands	202	186	156
Germany	5	5	4
Other(1)	9	10	10
Inter-company	—	—	—

Total	$475	$471	$403

(1) Other consists of other foreign countries that individually account for less than 10% of the total revenues.

(2) Net long-lived assets include property, plant and equipment, intangibles and investment in equity affiliates or investments at costs.

     Sales revenues are attributed to geographic regions based on the location of the manufacturing facility and/or marketing company, and are not based on location of customer. Inter-segment amounts represent sales transactions within and between geographic regions.

     Bayer AG accounted for approximately 9% in 2001. Bayer AG developed its own internal capability for producing BPA and has been reducing its purchases of BPA from us. Sales of BPA to Bayer AG have ceased as the contract with Bayer AG expired on December 31, 2002.

15. Restructuring Charges

     The Company accrued a charge for employee severance and other exit costs of $6 million in the fourth quarter of 2002 related to a cost reduction program implemented in response to a significant decline in profitability. The global reduction in work force affected approximately 90 employees or 9% of the global work force. Other exit costs relate to a modification of the OMS agreement previously entered into with Shell covering

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(In millions of U. S. Dollars)

employee termination expenses to be absorbed by the Company. As of December 31, 2003, all the employees related to the reduction in work force have been terminated.

     The following is a reconciliation of the severance liability (in millions of U. S. dollars):

	December 31, 2002	Additions	Deduction	December 31, 2003
Severance	$6	—	$6	$—

16. Special Charges

     2002 Transition Costs

     Transition activities for 2002 primarily consisted of $8 million of non-recurring transition expenses related to the migration from the predecessor’s IT systems and the implementation of an accounting function that were previously outsourced.

     2001 Transition Costs

     For the year ended December 31, 2001, the Company expensed certain costs totaling $15 million for the year. These costs were primarily transitional costs that are non-recurring in nature that relate to $3 million of severance costs and $12 million of exit/relocation costs. The Company previously announced a restructuring program which covers the relocation or termination of employees, closing of foreign offices, and cancellation of Service Level Agreement’s and certain other agreements in place prior to the recapitalization. As a result of the restructuring program, 35 employees were terminated in 2001 and seven foreign locations were closed in 2002. The Company completed the restructuring program by the end of 2002. Also included in the special charges is approximately $1 million related to environmental expenses that relate to pre-acquisition period.

     The following is a reconciliation of the exit/relocation and severance liability (in millions of U. S. dollars):

	December 31, 2001	Additions	Deductions	December 31, 2002
Transition expenses	$—	$8	$8	$—
Severance	$3	$—	$3	$—

	$3	$8	$11	$—

17. Fair Value of Financial Instruments

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

     Management believes that the carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values, principally due to the short-term maturities of these instruments. The estimated fair value of the Senior Subordinated Notes is based on the most recently available trading prices. Management believes the carrying amounts for the Term Loans are reasonable estimates of fair values, principally due to their floating interest rates.

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(In millions of U. S. Dollars)

     The estimated fair values of financial instruments are as follows (in millions of U. S. dollars):

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value
Financial assets:
Cash and cash equivalents	$49	$49	$4	$4
Accounts receivable, net	107	107	105	105
Financial liabilities:
Current liabilities	141	141	182	182
Long-term debt—principal:
13 1/2 % Senior Subordinated Notes.	328	290	328	346
9 1/2 % Senior Second Secured Notes	200	201	—	—
8 % Senior Secured Notes	140	144	—	—
Term loan A	—	—	69	69
Term loan B	—	—	155	155
Revolver loans	—	—	6	6
Other debt	1	1	3	3

18. Stock Option Plan

     RPP Inc. has adopted stock option plans pursuant to which options with respect to a total of 69,000 shares of RPP Inc.’s common stock are available for grant to employees of, consultants to, or directors of RPP Inc. or RRP LLC. The board of directors of RPP Inc. or a compensation committee appointed from time to time by the board of directors administers the option plan. The right to grant options under the option plan will expire on the tenth anniversary of the closing date of the recapitalization. Options granted under the plan are or will be either nonqualified or incentive stock options.

     Options are granted in amounts and at such times and to such eligible persons as determined by the board of directors of RPP Inc. or the compensation committee. Options will vest in accordance with a schedule as determined by the Board of directors of RPP Inc. or the compensation committee and this vesting schedule will be outlined in the optionee’s option agreement. We expect options to vest as follows:

a)	One-third of the options will be time vesting options and will vest in equal increments over five years, ending on November 14, 2005. However, upon termination of a grantee’s employment without cause or for good reason within six months following the sale of RPP Inc. for cash or any transaction in which RPP Holdings sells at least fifty percent of its shares of common stock of RPP Inc. acquired by it, all of the time vesting options allocated to such terminated employee shall vest immediately on such termination.

b)	Two-thirds of the options will be performance options and will vest on November 14, 2008. The amount vested will be based on the operating results achieved by the business. However, vesting of all or a portion of the performance options will be accelerated upon the consummation of a sale of RPP Inc. for cash, or any transaction in which Apollo sells at least fifty percent of shares of common stock of RPP Inc. acquired by it.

     The vesting of options will occur only during an employee’s, consultants’, or director’s term of relationship with RPP Inc. All unvested options will be forfeited upon a termination of relationship.

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(In millions of U. S. Dollars)

     The board of directors of RPP Inc. or the compensation committee will determine the exercise price for the options at $100 or based on reasonable and customary methods for determining fair values when there is no established trading market. The initial exercise price was the same as the per share price being paid by RPP Holdings in the recapitalization. The options will expire on the thirtieth day immediately following the eighth anniversary of issuance.

     Upon a termination of relationship, RPP Inc. and RPP Holdings, the parent of RPPI, have certain repurchase rights. Upon a sale of RPP Inc. for cash or the occurrence of any transaction in which RPP Holdings sells at least 50% of the shares of common stock acquired by it, RPP Inc. also has certain repurchase rights. The repurchase rights generally include buying the vested options from the grantee within a specified period of time at the fair value calculated in-house using reasonable and customary methods for determining market values when there is no established trading market.

     A summary of the Option Plans as of December 31, 2003, and changes during the years ended December 31, 2003 and 2002 are presented below:

	Number of shares	Weighted average
	covered by options	exercise price
Outstanding at January 1, 2002	59,172	$128
Granted	1,820	$169
Exercised	—	—
Cancelled	1,320	$202

Outstanding at December 31, 2002	59,672	$127

Granted	1,420	$100
Exercised	8	$100
Cancelled	5,206	$135

Outstanding at December 31, 2003	55,878	$125

Exercisable at December 31, 2002	5,625	$139

Exercisable at December 31, 2003	7,917	$214

19. Supplemental Cash Flow Information

     The Company translates its foreign subsidiaries’ financial statements for consolidation in accordance with SFAS 52 (Foreign Currency Translation), using the current rate method. As a result, the statement of cash flows is affected by the non-cash foreign currency translation adjustments that are pervasive in the Consolidated Balance Sheets. The statement of cash flows has been adjusted to exclude the non-cash effects of the foreign currency translation adjustments.

20. Other Revenue

     In 2002 and 2001, the Company entered into BPA technology license agreements wherein the Company granted non-exclusive licenses to third parties to use RPP LLC’s technology to construct, operate and maintain and/or repair one licensed plant for the manufacture of BPA. Other than the grant to use the license, the Company will also provide technical assistance in the design, engineering, procurement, training, commissioning and/or start-up of the licensed plant. Revenues from the sale of the BPA technology license and related support services are recognized using the percentage of completion method. In 2003 and 2002, the Company, recognized $1 million and $2 million as Other Revenues related to the sale of the BPA technology licenses.

     In May 2002, the Company entered into an exclusive and irrevocable option with a third party to execute a long-term supply contract, wherein the Company received $4.2 million. In June 2002, the Company executed a

RESOLUTION PERFORMANCE PRODUCTS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(In millions of U. S. Dollars)

calcium chloride supply agreement with the third party for fifteen years. Revenues from the sale of the option will be recognized on a straight line basis over fifteen years consistent with duration of the supply agreement. In 2003 and 2002, the Company, recognized an insignificant amount as Other Revenues related to the sale of the option.

21. Deferred Revenue

     Deferred revenue includes the unamortized balances related to the sale of the BPA technology licenses and the sale of the exclusive and irrevocable option to execute a long-term supply contract. As of December 31, 2003 and 2002, the balance included in Deferred Revenue for the sale of BPA technology licenses and the sale of the option was $1 million and $4 million, respectively.

22. Capital Contributions and Constructive Distribution

     In connection with the recapitalization transaction described in Note 1, a working capital settlement in the amount of $16 million was received in 2001. Of the $16 million, $15 million was related to a purchase price adjustment for a working capital true up at date of acquisition in accordance with the purchase agreement. The acquisition has been accounted for as a leveraged recapitalization and the excess of the purchase price over the net carrying value of the assets acquired was recorded in Owner’s Equity (Deficit). In addition, included in the purchase price adjustments is $4 million that represents additional amounts recorded in connection with the January 2001 purchase of the French subsidiary.

     Also, during 2002 and 2001, RPPI made a capital contribution of approximately $1 million to the Company relating to reimbursements of certain pension costs for each respective year under the Master Sales Agreement dated November 14, 2000 and related ancillary agreements. During 2003, the Company paid a constructive cash distribution of $4 million to Shell, of which $2 million was previously accrued, relating to the same reimbursements of certain pension costs in accordance with the Master Sales Agreement dated November 14, 2000 and related ancillary agreements.

RESOLUTION PERFORMANCE PRODUCTS LLC

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions of U. S. Dollars)

		Additions
	Balance at	Charges to	Charged		Balance at
	January 1,	costs and	to other		December 31,
Description	2003	expenses	accounts	Deductions	2003
Allowance for doubtful accounts	$2	1	—	—	$3
Allowance for inventory obsolescence	$1	—	—	—	$1
Deferred tax asset valuation allowance	$1	31	—	—	$32

		Additions
	Balance at	Charges to	Charged		Balance at
	January 1,	costs and	to other		December 31,
Description	2002	expenses	accounts	Deductions	2002
Allowance for doubtful accounts	$3	—	—	1	$2
Allowance for inventory obsolescence	$3	1	—	3	$1
Deferred tax asset valuation allowance	$0	1	—	—	$1

		Additions
	Balance at	Charges to	Charged		Balance at
	January 1,	costs and	to other		December 31,
Description	2001	expenses	accounts	Deductions	2001
Allowance for doubtful accounts	$3	—	—	—	$3
Allowance for inventory obsolescence	$7	1	—	5	$3

EXHIBIT INDEX

Exhibits	Description of Exhibits

31.1	CFO Section 302 certification (filed herewith)

31.2	CEO Section 302 certification (filed herewith)

32.1	CEO and CFO Section 906 certification (filed herewith)