Form 10-Q
period 2004-03-31
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2004-05-07
CIK 1132423, 1132424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to_______________________

Commission File Number 333-57170

Resolution Performance Products LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0607613 (I.R.S. Employer Identification Number)

Commission File Number 333-57170-01

RPP Capital Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0660306 (I.R.S. Employer Identification Number)

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

Yes   [   ]   No    [X]

At April 30, 2004, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation.

     Item 1. Financial Statements

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions of U. S. dollars, except for Units)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$51	$49
Receivables, less allowance of $3 and $3, respectively	118	107
Due from related parties	2	2
Prepaid assets	6	7
Inventories, less allowance of $1 and $1, respectively	152	145
Taxes receivable	2	3
Deferred income taxes	5	5

Total current assets	336	318
Property, plant and equipment, at cost, less accumulated depreciation	434	449
Intangible assets, at cost, less accumulated amortization	23	24
Investment, at cost	2	2
Deferred income taxes	61	63

Total assets	$856	$856

Liabilities and Owner’s Deficit
Current liabilities:
Accounts payable-trade	$116	$108
Other payables and accruals	46	31
Due to related parties	—	1
Current portion of long-term debt	1	1

Total current liabilities	163	141
Capital lease obligation	1	1
Deferred revenue	5	5
Deferred income taxes	92	93
Pensions and other retirement plan obligations	23	23
Long-term debt	674	674

Total liabilities	958	937
Commitments and contingencies (Note 11)
Owner’s deficit:
Member interest, 1,000,000 units authorized and issued	102	102
Accumulated deficit	(159)	(144)
Accumulated other comprehensive loss	(45)	(39)

Total owner’s deficit	(102)	(81)

Total liabilities and owner’s deficit	$856	$856

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions of U.S. dollars)

	Three months ended
	March 31,
	2004	2003
Revenues	$222	$198
Other revenues	1	—

Total	223	198
Cost and expenses:
Purchase and variable product costs	156	138
Operating expenses	31	28
Selling, general and administrative	13	14
Depreciation and amortization	12	11
Research and development	5	4

Total	217	195

Operating income	6	3
Interest expense, net	20	16

Loss before income taxes	(14)	(13)
Income tax expense (benefit)	1	(5)

Net loss	$(15)	$(8)

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENT OF OWNER’S DEFICIT (Unaudited)
(in millions of U. S. dollars)

			Accumulated
			Other
	Member	Accumulated	Comprehensive		Comprehensive
	Interest	Deficit	Loss (a)	Total	Income(loss)
Balance, December 31, 2003	$102	$(144)	$(39)	$(81)
Net loss		(15)		(15)	$(15)
Currency translation loss, net of tax			(6)	(6)	(6)

Comprehensive loss					$(21)

Balance, March 31, 2004	$102	$(159)	$(45)	$(102)

(a)	Accumulated Other Comprehensive Loss at March 31, 2004 and December 31, 2003 includes a $45 million and $39 million net loss for foreign currency translation, respectively.

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions of U. S. dollars)

	Three Months Ended
	March 31,
	2004	2003
Cash flows provided by operating activities:
Net loss	$(15)	$(8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12	11
Amortization of deferred finance costs	1	1
Deferred income taxes	1	(5)
Pensions and other retirement plan obligations	—	1
Changes in operating assets and liabilities:
Receivables, net	(13)	(12)
Due from related parties	(1)	—
Prepaid assets	1	2
Inventories	(8)	(1)
Income taxes	2	3
Payables and accruals	25	21
Deferred credit	—	(2)

Net cash provided by operating activities	5	11

Cash flows used for investing activities:
Capital expenditures	(3)	(5)

Net cash used for investing activities	(3)	(5)

Cash flows used for financing activities:
Repayments of capital lease obligation	—	(1)
Proceeds from long-term debt	—	179
Repayments of long-term debt	—	(186)

Net cash used for financing activities	—	(8)

Net increase (decrease) in cash and cash equivalents	2	(2)
Cash and cash equivalents at beginning of period	49	4

Cash and cash equivalents at end of period	$51	$2

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

1. Organization, Formation and Basis of Presentation

     The consolidated financial statements include the consolidated operations of Resolution Performance Products LLC (“RPP LLC”, or the “Company”), and its wholly owned subsidiaries including RPP Capital Corporation (“RPP CC”). RPP LLC is a wholly owned subsidiary of Resolution Performance Products Inc. (“RPPI”).

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the Resolution Performance Products LLC Annual Report on Form 10-K for the year ended December 31, 2003, including the consolidated financial statements and notes thereto contained therein. Certain amounts from the prior period have been reclassified to conform to the current period presentation.

2. Inventories of Products

     Product inventories are valued at the lower of cost or market with cost being determined using the first-in, first-out method. Total inventories at March 31, 2004 and December 31, 2003 were comprised of the following (in millions of U. S. dollars):

	March 31,	December 31,
	2004	2003
Raw materials	$13	$12
Finished products	126	120
Materials and supplies	13	13

Total	$152	$145

3. Property, Plant and Equipment

     Property, plant and equipment at March 31, 2004 and December 31, 2003 consisted primarily of manufacturing assets as follows (in millions of U. S. dollars):

	March 31, 2004	December 31, 2003
Plant and equipment	$1,191	$1,198
Office buildings	43	43
Other assets	59	68

Total	1,293	1,309
Less: accumulated depreciation	(859)	(860)
Net property, plant and equipment	$434	$449

Property, plant and equipment include capital leased assets with a net book value of $3 million. Substantially all current and future assets are pledged as security under the Company’s credit agreement. Expenditures for property, plant and equipment totaled $3 million for the quarter ended March 31, 2004.

4. Intangible Assets

     Intangible assets consisted of the following (in millions of U. S. dollars):

	March 31,	December 31,
	2004	2003
Patents and trademarks	$12	$12
Deferred finance costs	38	38

Total	50	50
Less accumulated amortization	(27)	(26)

	$23	$24

5. Long-term Debt

     Long-term debt at March 31, 2004 and December 31, 2003 consisted of the following (in millions of U. S. dollars):

	March 31,	December 31,
	2004	2003
13 ½ % Senior Subordinated Notes	$328	$328
9 ½ % Senior Second Secured Notes	200	200
8 % Senior Secured Notes	140	140
Revolver	—	—
Other	1	1

Total long-term debt	669	669
Net premium on 13 ½% Senior Subordinated Notes	5	5
Premium on 9 ½% Senior Second Secured Notes	1	1
Less current portion of long-term debt	(1)	(1)

	$674	$674

     During the quarter ended March 31, 2004, there were no borrowings or payments under the revolving credit agreement. Other long-term debt consists of trade notes payable totaling $1.0 million that bear interest at rates ranging from 6.75 to 8.18 percent and are unsecured and payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. Annual payments on the trade notes will average approximately $1.0 million.

     Our high level of debt may preclude us from borrowing any more funds beyond those available under the revolving credit agreement. Based on our current level of operations and anticipated growth and cost savings, management believes that our cash flow from operations, together with existing cash and cash equivalents on hand and future borrowings under our revolving credit agreement, if necessary, will be sufficient to fund our working capital needs and expenditures for property, plant and equipment and debt service obligations, although no assurance can be given in this regard. At March 31, 2004, there were no amounts outstanding under the revolving credit agreement and $3 million in oustanding letters of credit. At March 31, 2004, we had additional borrowing capacity under the credit agreement of $72 million.

6. Obligations Under Capital Leases

     Capital leases at March 31, 2004 and December 31, 2003 consisted of the following (in millions of U. S. dollars):

	March 31,	December 31,
	2004	2003
Total capital lease obligations	$1	$2
Less current portion of capital lease obligations	—	1

	$1	$1

The capital leases were recorded at the present value of the minimum lease payments which also approximated the fair market value of the obligation.

7. Pension Plans, Other Post Retirement Benefits

     The funded pension and unfunded other retirement obligations had the following activity (in millions of U. S. dollars):

	March 31,	December 31,
	2004	2003
Balance at beginning of period.	$23	$22
Currency translation adjustment	(1)	3
Net periodic expense accrual	1	2
Cash contributions	—	(4)

Balance at end of period	$23	$23

     Components of Net Periodic Benefit Costs

     The following represents components of net periodic benefit costs for the three months ended March 31, 2004 and 2003 (in millions of U. S. dollars):

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Service cost	$1	1
Interest cost	2	2
Expected return on plan assets	(2)	(2)
Amortization of prior service cost	—	—
Amortization of net (gain) loss	—	—

Total	$1	1

     U. S. Employer Pension Contributions

     We previously disclosed in our financial statements for the year ended December 31, 2003 that it expected to contribute $1 million to its pension plan in 2005 related to 2004. As of March 31, 2004, there is no change related to those anticipated pension contributions.

8. Transactions with Related Parties and Certain Other Parties

     During the three months ended March 31, 2004, we have continued our numerous agreements with Royal Dutch/Shell Group of Companies, (“Shell”), including the purchase of feedstock, site services, utilities, materials, facilities and operator type services. There were no material changes regarding our commitments surrounding agreements with Shell during the period. During the three months ended March 31, 2004, we have paid Shell $77 million and Shell has paid the Company $9 million.

     In the ordinary course of business, we dispute charges arising from our numerous agreements with Shell as well as with other third party vendors. As with other third party vendors, resolution of disputes may have a significant impact on our financial results. Currently, the Company is in a dispute regarding phenol pricing under the phenol contract, which dispute has been submitted to arbitration in accordance with the phenol contract. The total amount in dispute is $2.7 million. The Company has partially recognized the amount in dispute in earnings and we have established a reserve for the remainder.

9. Segment Information

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

Selected financial data by geographic region are presented below (in millions of U. S. dollars):

			Asia
			Pacific
		Europe	And
		and	Middle
	U.S.	Africa	East	Eliminations	Total
As of and for the period ended March 31, 2004:
Revenues from external customers	$97	$125	$1	$—	$223
Intersegment revenues	6	6	—	(12)	—
Operating income	3	3	—	—	6
Total assets	507	348	1	—	856
As of and for the period ended March 31, 2003:
Revenues from external customers	$89	$109	$—	$—	$198
Intersegment revenues	3	2	—	(5)	—
Operating income	8	(5)	—	—	3
Total assets	452	352	1	—	805

     Sales revenues are attributed to geographic regions based on the location of the manufacturing facility and/or marketing company and are not based on location of customer. Intersegment amounts represent sales transactions within and between geographic regions.

10. Income Taxes

     Deferred taxes result from differences between the financial and tax bases for assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. At March 31, 2004, we had net operating loss carry forwards for income tax purposes in various tax jurisdictions. We anticipate taxable income in future years will allow us to utilize the carry forwards that have not had a valuation allowance placed against them. It was recognized that it is more likely than not that certain carry forwards in certain tax jurisdictions will not be realized as a result of current and future taxable income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset realization. The valuation allowance increased by $7 million to offset the increased net operating losses that were generated in the three months ended March 31, 2004. The valuation allowance balance as of March 31, 2004 was $41 million.

11. Commitments and Contingencies

     In the ordinary course of business, the Company is subject to various laws and regulations and, from time to time, litigation. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or results of operations of the Company. Except for the dispute with Shell regarding the U. S. phenol contract referred to in note 8 above, management is not aware of any material pending actions against the Company.

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

     As of March 31, 2004, the Company has assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. For environmental conditions that existed prior to November 2000, the Company’s environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, management believes that the Company maintains adequate insurance coverage, subject to deductibles, for environmental remediation activities.

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

13. Other Revenue

     In 2002 and 2001, the Company entered into BPA technology license agreements wherein the Company granted non-exclusive licenses to third parties to use RPP LLC’s technology to construct, operate and maintain and/or repair one licensed plant for the manufacture of BPA. Other than the grant to use the license, the Company will also provide technical assistance in the design, engineering, procurement, training, commissioning and/or start-up of the licensed plant. Revenues from the sale of the BPA technology license and related support services have been and will be recognized using the percentage of completion method. For the three months ended March 31, 2004, $0.48 million has been recognized as Other Revenues related to the sale of the BPA technology licenses.

     In May 2002, the Company entered into an exclusive and irrevocable option with a third party to execute a long-term supply contract, wherein the Company received $4.2 million. In June 2002, the Company executed a calcium chloride supply agreement with the third party for fifteen years. Revenues from the sale of the option will be recognized on a straight line basis over fifteen years consistent with the duration of the supply agreement. For the three months ended March 31, 2004, $0.07 million has been recognized as Other Revenues related to the sale of the option.

14. Deferred Revenue

     Deferred revenue includes the unamortized balances related to the sale of the BPA technology licenses and the sale of the exclusive and irrevocable option to execute a long-term supply contract. As of March 31, 2004, the balance included in Deferred Revenue for the sale of BPA technology licenses and the sale of the option was $1 million and $4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

     Management’s Discussion and Analysis of Financial Condition and Results of Operations and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable; it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks; uncertainties and assumptions, including those discussed under the heading “-Cautionary Statements for Forward Looking Information” and elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and the Company’s audited consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Overview

     As manufacturer and global supplier of epoxy resins, our results of operations have been negatively impacted by external factors such as high energy costs and soft demand. High energy costs such as the increasing price of crude oil and related petrochemical products and the higher cost of natural gas have translated into significant increases in our raw material costs. The slow economic recovery has resulted in continued soft demand for our products and therefore continued overcapacity in the industry. Excess capacity has limited our ability to raise prices on most of our epoxy resin products. As a result, our gross profit margins continue to be at a depressed level.

     Our liquidity and capital resources have also been negatively impacted by our sustained depressed margins. To provide relief and financial flexibility under our Credit Agreement, in 2003 we issued $340 million of senior secured and senior second secured notes, repaid the term loan bank debt, and amended the Credit Agreement.

     For a detailed discussion of our results of operations, liquidity and capital resources, see the captions below under “-Results of Operations” and “-Liquidity and Capital Resources”.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting polices are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2004.

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company’s consolidated statements of operations, expressed as a percentage of revenues.

	Three months ended
	March 31,
	2004	2003
Revenues	100%	100%
Cost and expenses:
Purchase and variable product costs	70	70
Operating expenses	14	14
Selling, general and administrative	6	7
Depreciation and amortization	5	5
Research and development	2	2

Total	97	98
Operating income	3	2
Interest expense, net	9	8

Loss before income taxes	(6)	(6)
Income tax expense (benefit)	1	(2)

Net loss	(7)	(4)

EBITDA (1)	8%	7%

(1)	EBITDA represents income (loss) before income taxes, interest expense, net, and depreciation and amortization. EBITDA is presented because it is used by investors to analyze and compare operating performance, which includes a company’s ability to service and/or incur debt. In addition, management focuses on EBITDA and adjustments to EBITDA because they are used as internal performance measures. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with United States generally accepted accounting principles (“GAAP”) or as a measure of a company’s profitability or liquidity. EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies. For a reconciliation of EBITDA to net loss, see page 17.

     The following is a discussion of significant financial statement items related to our consolidated statements of operations. See note 9 to the unaudited consolidated financial statements for segment information.

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

     Operating Expenses

     Operating expenses represent the costs associated with the non-variable operations of our manufacturing facilities. Included in operating costs are personnel related costs, manufacturing overhead, maintenance, turnaround costs and environmental costs. Depreciation relating to manufacturing assets is included within depreciation and amortization.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses are comprised primarily of costs associated with non-manufacturing, non-research and development operations, including management, accounting, treasury, information technology, marketing and sales, and legal. This includes costs associated with health, safety and environmental activities.

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

     Interest Expense, net

Interest expense, net consists of interest expense with respect to borrowings under our credit agreement and the existing notes, offset by interest income from short-term cash investments. Interest expense also includes amortization of deferred financing costs and amortization of the premium and discount for the senior subordinated notes issued in 2003, 2002, 2001 and 2000, respectively.

Income Tax Expense

     The Company is organized as a limited liability company and is not subject to U. S. income tax. Income tax information presented includes U. S. income taxes attributed to the Company’s operations that are the responsibility of the Company’s sole-owner, RPP Inc.

First Quarter of 2004 and 2003 Compared

     Revenues

     Revenues increased by $25 million, or 13%, to $223 million compared to the prior year quarter. The increase in revenues is a result of increased average prices and increased volume. The increase in average prices was primarily attributable to the impact of a weaker dollar on our Euro-related sales and to a lesser extent due to modest price increases on certain products. Overall average prices increased by 7% from the prior year period, however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices decreased 1%. Overall volumes increased by 4% from the prior year period primarily due to a general business improvement.

     Purchases and Variable Product Costs

     Purchases and variable product costs increased by $18 million, or 13%, to $156 million. This increase was largely driven by higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products and higher sales volume, partially offset by $3 million related to a previously announced cost reduction program instituted at the beginning of 2004.

     Operating Expenses

     Operating expenses increased by $3 million, or 11%, to $31 million. The increase is primarily due to higher maintenance costs and increased turn around activity and foreign currency impact.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased by $1 million, or 7%, to $13 million. The decrease is primarily a result of lower insurance expense and by $1 million related to a previously announced cost reduction program.

     Depreciation and Amortization

     Depreciation and amortization increased by $1 million, or 9%, to $12 million. The increase is primarily attributable to an increase in depreciation expense resulting from capital projects placed in service subsequent to the prior year quarter.

     Research and Development Expenses

     Research and development costs increased by $1 million, or 25%, to $5 million. The increase is primarily due to a lower rate of capitalizable technical activities with projects that seek improvements in our manufacturing processes for the three months ended March 31, 2004 as compared to the corresponding prior year period.

     Operating Income

     Operating income increased by $3 million, or 100%, to $6 million. The increase was primarily due to the increases in revenues and decreases in selling, general and administrative expenses, partially offset by increases in purchase and variable product costs, operating expenses, depreciation and amortization, and research and development expenses.

     Interest expense, net

     Interest expense, net increased by $4 million, or 25%, to $20 million. The increase is due to higher average outstanding debt balances and higher average interest rates related to the issuance of new notes and refinancing of the credit agreement.

     Loss before Income Taxes

     Loss before income taxes increased by $1 million to a $14 million loss. The increase is due to the increase in interest expense, net, partially offset by increased operating income.

     Income Tax Expense (Benefit)

     Income tax expense increased by $6 million to $1 million expense in 2004. The increase in expense is primarily related to an increase in the valuation allowance for our deferred tax assets, partially offset by the increased loss before income taxes. The increase in the valuation allowance results from recognizing that it is more likely than not that certain carry forwards in certain tax jurisdictions will not be realized as a result of current and future taxable income. Accordingly, the valuation allowance has been increased in the current quarter to reflect lower than anticipated net deferred tax asset realization. The valuation allowance increased by $7 million to offset the increased net operating losses that were generated in the three months ended March 31, 2004.

     Net Loss

     Net loss increased by $7 million to $15 million in 2004. The increase was due to increased loss before income taxes and increased income tax expense.

     EBITDA

     EBITDA increased by $4 million, or 29%, to $18 million. The increase was primarily due to the increased total revenues and decreases in selling, general and administrative expenses, partially offset by increases in purchase and variable product costs, operating expenses, and research and development expenses.

     EBITDA is presented because it is used by investors to analyze and compare operating performance, which includes a company’s ability to service and/or incur debt. In addition, management focuses on EBITDA because it is used as an internal performance measure. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) or as a measure of a company’s profitability or liquidity. EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies. The following table reconciles the differences between net loss, as determined under GAAP and EBITDA (in millions of U. S. dollars).

	For the quarter ended March 31,
	2004	2003
Net loss	$(15)	$(8)
Income tax expense (benefit)	1	(5)
Interest expense, net	20	16
Depreciation and amortization	12	11

EBITDA	$18	$14

Liquidity and Capital Resources

     General

     During the three months ended March 31, 2004, our operating cash flow was less than our working capital needs. However, our cash and cash equivalents increased by $2 million from December 31, 2003. This was primarily attributable to cash flows from payables and accruals. Cash and cash equivalents increased by $49 million compared to the balance at March 31, 2003. This was a result of obtaining additional cash from the issuance of $200 million aggregate principal amount of 9 ½% Senior Second Secured Notes, the issuance of $140 million aggregate principal amount of 8% Senior Secured Notes, and liquidating the amounts of long-term debt outstanding under our credit agreement. Our working capital requirements principally include accounts receivable, product and raw materials inventory, labor, equipment and debt service costs. We expect to continue to finance our operations through net cash provided by operating activities, existing cash and cash equivalents on hand, and borrowings under our revolving credit facility and, to the extent needed, sales of assets. As a result of our high level of debt, we will have to continue to generate significant cash flows through operating activities, borrowings and asset sales to meet our current debt service requirements. For a discussion of factors affecting our operating cash flows, see “Outlook for 2004” below.

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

     Series of Note Issuances

     The $328 million aggregate principal amount of 13½% Senior Subordinated Notes due 2010 were issued in private offerings pursuant to Rule 144A and Regulation S under the Securities Act of 1933 in 2000, 2001 and 2002 by RPP LLC and RPP Capital. These notes were subsequently exchanged with registered identical series of notes with the Securities and Exchange Commission in 2001, 2002 and 2003, respectively. The $328 million of 13½% Senior Subordinated Notes are senior subordinated unsecured obligations ranking junior in right of payment to all of our existing and future senior debt and all liabilities of our subsidiaries that do not guarantee the notes. The proceeds from the issuance of $200 million of the 13½% Senior Subordinated Notes in November 2000 were used to finance in part the recapitalization and related transaction costs and expenses. The net proceeds from the issuance of $75 million of the 13½% Senior Subordinated Notes issued in November 2001 and $53 million of the notes issued in December 2002 were used to repay borrowings under the Credit Agreement (as defined below). Interest on the 13 ½% Senior Subordinated Notes is payable semi-annually in cash on each May 15 and November 15. The 13½% Senior Subordinated Notes mature on November 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after November 15, 2005, at the specified redemption prices set forth under the related indenture.

     The $200 million aggregate principal amount of 9½% Senior Second Secured Notes Due 2010 were issued in two separate private offerings pursuant to Rule 144A and Regulation S under the Securities Act of 1933 in 2003 by RPP LLC and RPP Capital. These notes were treated as identical series of notes and subsequently exchanged with registered identical series of notes with the Securities and Exchange Commission in 2003. The $200 million of 9 ½% Senior Second Secured Notes are senior secured obligations ranking equal in right of payment to all of our existing and future senior debt and senior in right of payment with all of our existing and future subordinated indebtedness. The $200 million of 9½% Senior Second Secured Notes are secured by a junior lien, subject to permitted liens, on all of our domestic assets (subject to certain exceptions) that secure our obligations under the Credit Agreement (as defined below) and a portion of the capital stock of our direct and indirect domestic subsidiaries and direct foreign subsidiaries. Interest is payable semi-annually in cash on April 15 and October 15. The proceeds, net of $7 million of debt issue costs, from the offerings were used to repay borrowings under the Credit Agreement among RPP LLC, RPP Capital, RPPI, Resolution Europe B.V. (the “Borrowers”) and the various lenders party thereto, dated as of November 14, 2000 as amended, the “Credit Agreement” and for general corporate purposes, including working capital. The 9½% Senior Second Secured Notes mature on April 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after April 15, 2006, at the specified redemption prices set forth under the related indenture.

     The $140 million aggregate principal amount of 8% Senior Secured Notes Due 2009 were issued in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933 in 2003 by RPP LLC and RPP Capital. These notes were subsequently exchanged with registered identical series of notes with the Securities and Exchange Commission in February 2004. The $140 million of 8% Senior Secured Notes are senior secured obligations ranking equal in right of payment to all of our existing and future senior debt and senior in right of payment with all of our existing and future subordinated indebtedness. The 8% Senior Secured Notes are secured by a lien, subject to permitted liens, on all of our domestic assets (subject to certain exceptions) that secure our obligations under the Credit Agreement and a portion of the capital stock of our direct and indirect domestic subsidiaries and direct foreign subsidiaries. Our obligations under the 8% Senior Secured Notes and our obligations under the 9½% Senior Second Secured Notes are secured by liens on the same collateral. By virtue of the lien priority, the 8% Senior Secured Notes are effectively senior to the obligations under the 9½% Senior Second Secured Notes to the extent of the value of the collateral securing such notes. Interest is payable semi-annually in cash on December 15 and June 15, beginning June 15, 2004. The proceeds, net of $4 million of debt issue costs from the offering of the 8% Senior Secured Notes, were used to repay borrowings under the Credit Agreement and general corporate purposes, including working capital. The 8% Senior Secured Notes mature on December 15, 2009 and may be redeemed in whole at any time or in part from time to time, on and after December 15, 2006, at the specified redemption prices set forth under the related indenture.

     Credit Agreement

     The Credit Agreement currently provides for a six-year $75 million revolving credit facility, the Euro equivalent of which is also available, to be used for, among other things, working capital and general corporate purposes of RPP LLC and Resolution Europe BV (the “Borrowers”), including without limitation, certain permitted acquisitions. The revolving credit facility also includes a sub-limit for letters of credit in an amount not to exceed $50 million. At March 31, 2004, there were no amounts outstanding under the revolving credit facility and $3 million in outstanding letters of credit. At March 31, 2004, we had additional borrowing capacity under the Credit Agreement of $72 million. During the three months ended March 31, 2004, we did not have any borrowings or repayments under the Credit Agreement. As of March 31, 2004, we were in compliance with the borrowing base limit of the Credit Agreement.

     Borrowings that are maintained as loans under the revolving credit facility denominated in dollars, accrue interest at either Citibank’s prime lending rate or the eurodollar rate plus, in each case, a margin ranging from 1.25% to 3.00%, which margin is dependent upon our leverage, as determined on a quarterly basis. Interest rates on loans under the revolving credit facility denominated in euros accrue interest at the euro rate, in each case, a margin ranging from 2.25% to 3.00% depending on our leverage, as determined on a quarterly basis.

     Interest period elections generally range from one to six months, or to the extent available, nine or twelve months for eurodollar and euro rate loans. With respect to eurodollar loans and euro rate loans, interest is payable at the end of each interest period or, for interest periods longer than three months, at least every three months.

     With respect to base rate loans under the Credit Agreement, interest is payable quarterly on the last business day of each fiscal quarter. Calculation of all interest is based on the actual number of days elapsed in a year comprising 360 days. For each drawn letter of credit, we are required to pay a per annum fee equal to the spread over the eurodollar rate for the revolving credit facility, a fronting fee equal to 1/4 of 1% on the aggregate daily stated amount of each letter of credit, plus administrative charges. Additionally, we will pay a commitment fee ranging from 0.375% to 0.500% per annum, depending on our leverage ratio, which commitment fee is payable quarterly on the average unused available portion of the revolving credit facility.

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

     Equipment Leases

     During 2001, we entered into five to seven year leases for equipment at an aggregate annual rental of $0.3 million. The equipment has been capitalized at its fair market value of $1.2 million, which approximates the present value of the minimum lease payments. During 2002, we entered into a number of thirty-six month leases for equipment at an aggregate annual rental of $0.8 million. The equipment has been capitalized at its fair market value of $2.3 million, which approximates the present value of the minimum lease payments. As of March 31, 2004, $1 million of these capital leases was outstanding. We will continue to review entering into capital lease agreements as alternate sources of financing with favorable interest rates as opportunities arise.

     Equipment Notes

     We entered into unsecured trade notes, totaling $3.9 million, payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. As of March 31, 2004, $1 million of these unsecured trade notes was outstanding. Annual principal payments for other long-term debt will average approximately $1 million for 2004.

     Insurance Notes

     Each year we enter into trade notes with a funding corporation to finance our insurance premiums. Payments on these trade notes were approximately $2 million for the three months ended March 31, 2004 and there was $4 million outstanding as of March 31, 2004 under this trade note. We plan to enter into a similar arrangement for a similar amount to finance our insurance needs in the future.

     Cash Flows

     For the three months ended March 31, 2004, we generated net cash provided by operating activities of $5 million and used cash in investing activities of $3 million. Investing activities primarily consisted of expenditures for property, plant and equipment. For the quarter ended March 31, 2003, we generated net cash provided by operating activities of $11 million, used cash in investing activities of $5 million and used cash in financing activities of $8 million. Investing activities primarily consisted of expenditures for property, plant and equipment.

     Our management uses EBITDA as an internal performance measure rather than a measure of our liquidity. Our cash flow from operations has been significantly different than our EBITDA. For example, for the three months ended March 31, 2004, our EBITDA was $18 million, but our cash flow from operations was $5 million and our interest expense, net, was $20 million and capital expenditures were $3 million.

     Capital Expenditures

     Expenditures for property, plant and equipment totaled $3 million and $5 million for the three months ended March 31, 2004 and 2003, respectively. The $5 million spent in 2003 is made up of $7 million gross amount for operational projects net of $2 million environmental indemnification recovery.

     Because we have an established infrastructure in place, our capital expenditures are generally not for the building of new plants but for their maintenance, mandatory environmental projects, occasional incremental expansion or cost reduction/efficiency improvement where justified by the expected return on investment. We expect our capital expenditures for 2004 to be approximately $25 million.

Outlook for Remainder of 2004

     Although the global economy remains in a low growth mode, we have experienced an improvement in demand from the markets we serve. If the global recovery continues, volumes will be rebounding. Raw material prices increased in 2003 and the first quarter of 2004 due to political instability in the Middle East (including the conflict in Iraq), supply disruptions, recently increased demand for hydrocarbons, and plant turnarounds of various suppliers. There can be no assurances that (a) any sustained global recovery will occur during the remainder of 2004, (b) we will be able to realize margins we have historically achieved as feedstock costs decline, or (c) our feedstock costs will not rise faster than our product prices and, therefore, reduce our margins.

     We believe that demand for epoxy resins will improve in the remainder of 2004 from 2003 levels, as described above. Also, we have recently announced increases of epoxy resins prices for second quarter 2004 in all regions of the globe. We believe increases will be announced and implemented in subsequent quarters to help offset the increase in raw material costs. During the first quarter of 2004, the industry generally had been unable to successfully achieve price increases on epoxy resin products. Additionally, during that period, the major domestic epoxy resin producers have often not supported such announced price increases. We also recently announced a surcharge of $0.015 per pound or 25 Euros per ton, as applicable, to be effective after May 1, 2004 for all products purchased in steel drums to recover the increased costs associated with rapidly escalating steel prices. We also announced an increase in U. S. epoxy resins and related product prices in the U. S., effective May 1, 2004, where permitted by contracts.

     The new cost reduction program we instituted at the beginning of 2004 focused primarily on variable costs to improve our margins. These cost reductions relate to (i) improvements in the contractual price of certain of our feedstocks which we have negotiated or expect to be implemented, and (ii) specific projects at each of our plants which will result in higher efficiency in the consumption of raw materials and the lower usage of utilities, thereby reducing the cost of production independent of changes in the markets for our feedstocks or energy. In addition, as part of our cost reduction program, we have taken and will continue to take actions to eliminate certain additional fixed costs. The benefits of the cost reduction program, expected to represent $20 million to $30 million annually, are expected to be realized in 2004. The implementation costs of this program are not expected to be material. For the three months ended March 31, 2004, we have recognized $4 million of the expected annual cost reductions for 2004, a portion of which is related to the U. S. phenol contract. See note 8 to the consolidated financial statements for more discussion on the U. S. phenol contract.

     There can be no assurances that (i) demand for our products will increase during the remainder of 2004, (ii) the announced price increases by us or our competitors will be accepted by our customers or that we will not lose any significant customers or volumes in the future as a result of these price increases, (iii) the cost reductions described above will be achieved or (iv) the expected benefits of the cost reduction program will not be offset by increases in other expenses.

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

     We accrue for environmental liabilities when the liability is probable and the costs are reasonably estimable. As of March 31, 2004, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. This assessment is based on the lack of evidence of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, for incidents occurring after the closing date of the recapitalization transaction, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

Effects of Currency Fluctuations

     We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our unaudited consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with Euro-related currencies also being significant. For the three months ended March 31, 2004, 57% of our total revenues and 57% of our total expenses were from companies incorporated outside the United States. For the three months ended March 31, 2003, 55% of our total revenues and 58% of our total expenses were from companies incorporated outside the United States. A substantial amount of assets and liabilities outside the United States are denominated in the Euro. The average exchange rate of the U. S. dollar to the Euro was approximately 1.249 and 1.068 for the three months ended March 31, 2004 and 2003, respectively. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the Euro relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on Euro-denominated debt, including certain borrowings under the Credit Agreement, and U.S. dollar denominated debt, including the notes and certain borrowings under the Credit Agreement.

Cautionary Statements for Forward-Looking Information

     Certain information set forth in this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information in particular, appear under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

     All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements, which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

     There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Such risks, uncertainties and other important factors include, among others:

•	general economic and business conditions; including those influenced by international and geopolitical events such as the war with Iraq and any future terrorist attacks;

•	the continuing decrease in our annual revenues over the past five years and net income over the last three years;

•	Industry trends;

•	increases in our leverage;

•	changes in our ownership structure;

•	restrictions contained in our debt agreements;

•	the continuity or replacement of systems and services being provided to us by Shell or its affiliates;

•	changes in business strategy, development plans or cost savings plans;

•	competition;

•	changes in distribution channels or competitive conditions in the markets or countries where we operate;

•	the highly cyclical nature of the end-use markets in which we participate;

•	the loss of any of our major customers;

•	raw material costs and availability;

•	ability to attain and maintain any price increases for our products;

•	changes in demand for our products;

•	availability of qualified personnel;

•	foreign currency fluctuations and devaluations and political instability in our foreign markets;

•	the loss of our intellectual property rights;

•	availability, terms and deployment of capital;

•	changes in, or the failure or inability to comply with, government regulation, including environmental regulations; and

•	increases in the cost of compliance with laws and regulations, including environmental laws and regulations.

     These risks and certain other uncertainties are discussed in more detail in our Registration Statement on Form S-4 (File No. 333-112106), which was declared effective by the SEC on February 4, 2004. There may be other factors, including those discussed elsewhere in this report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are engaged in manufacturing and marketing resins in the U. S. and internationally. As a result, we are exposed to certain market risks that include financial instruments such as foreign currency, short-term investments, trade receivables, and long-term debt. We do not enter into derivative instruments for trading purposes.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

     Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to us during the period when our periodic reports are being prepared. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation. In addition, there have been no changes in the Company’s internal control over financial reporting that have occurred during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5. Other Information

     Effective May 10, 2004, Mr. J. Travis Spoede, Executive Vice-President and Chief Financial Officer will be replaced in such capacity by Mr. David. S. Graziosi.

     Since 2000 and prior to joining us, Mr. Graziosi was Vice President and Chief Financial Officer of General Chemical Group, Inc. (which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on December 3, 2003). From 1999 to 2000, Mr. Graziosi held various positions with Reheis, Inc., a subsidiary of Gentek, Inc., and served most recently as its Business Controller/Chief Financial Officer. From 1996 to 1999, he held various positions with Sun Chemical Group B.V., and served most recently as its Assistant Corporate Controller. Prior thereto, Mr. Graziosi had been employed by Colgate Palmolive from 1994 to 1996 and by Arthur Andersen LLP from 1988 to 1994. Effective on May 10, 2004, Mr. Graiosi’s employment agreement provides that he will receive an annual base salary of $245,000 and a signing bonus of $75,000 and will be eligible to receive an annual cash bonus based upon achievement of certain operating and/or financial goals. The initial term of the employment agreement will be three years, with automatic one-year extensions if neither party gives notice that the term will not be so extended. In addition, it is expected that Mr. Graziosi will be granted stock options, effective as of May 10, 2004, to purchase 3,000 shares of RPP Inc.’s common stock under the RPP Inc. stock option plan.

     Mr. Spoede will be leaving the Company at the end of May 2004 and may provide consulting services to the Company or affiliates on potential growth projects. Effective May 10, 2004, Mr. Spoede’s separation agreement provides that he will receive a severance payment of $125,000 and other benefits.

     In March 2004, we entered into an amendment to the employment agreement with Mr. Mark S. Antonvich, Senior Vice President and General Counsel. Pursuant to the amendment, Mr. Antonvich’s annual base salary was increased from $195,000 to $212,500, the term was extended by two years and the amount of severance to which he would be entitled upon termination of his employment was increased from an amount equal to twelve months to an amount equal to twenty four months of his base salary.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment No. 2 dated March 22, 2004 to the Employment Agreement dated May 8, 2001, as amended by Amendment No. 1 thereto dated February 17, 2003 by and between Resolution Performance Products LLC and Mark S. Antonvich.

10.2	Separation Agreement dated as of May 10, 2004 among Resolution Performance Products Inc., Resolution Performance Products LLC, and J. Travis Spoede.

10.3	Employment Agreement dated as of May 10, 2004 by and between Resolution Performance Products LLC, and David S. Graziosi.

31.1	CFO Section 302 certification

31.2	CEO Section 302 certification

32	CEO and CFO Section 906 certification

(b)	Reports on Form 8-K.

On March 16, 2004, the Company filed a Current Report on Form 8-K to disclose the year end 2004 earnings press release under “Item 7. Financial Statements and Exhibits” and “Item 12”.

Results of Operations and Financial Condition.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLUTION PERFORMANCE PRODUCTS LLC

Date: May 7, 2004	By:	/s/ J. Travis Spoede

J. Travis Spoede, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

RPP CAPITAL CORPORATION

Date: May 7, 2004	By:	/s/ J. Travis Spoede

J. Travis Spoede, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

10.1	Amendment No. 2 dated March 22, 2004 to the Employment Agreement dated May 8, 2001, as amended by Amendment No. 1 thereto dated February 17, 2003 by and between Resolution Performance Products LLC and Mark S. Antonvich.

10.2	Separation Agreement dated as of May 10, 2004 among Resolution Performance Products Inc., Resolution Performance Products LLC, and J. Travis Spoede.

10.3	Employment Agreement dated as of May 10, 2004 by and between Resolution Performance Products LLC, and David S. Graziosi.

31.1	CFO Section 302 certification

31.2	CEO Section 302 certification

32	CEO and CFO Section 906 certification