Form 10-Q
period 2004-06-30
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2004-08-03
CIK 1132423, 1132424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Yes [  ] No [X]

At July 31, 2004, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation.

Item 1. Financial Statements

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions of U. S. dollars, except for Units)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$25	$49
Receivables, less allowance of $2 and $3, respectively	132	107
Due from related parties	2	2
Prepaid assets	5	7
Inventories, less allowance of $2 and $1, respectively	154	145
Taxes receivable	2	3
Deferred income taxes	5	5

Total current assets	325	318
Property, plant and equipment, at cost, less accumulated depreciation	429	449
Intangible assets, at cost, less accumulated amortization	22	24
Investment, at cost	2	2
Deferred income taxes	63	63

Total assets	$841	$856

Liabilities and Owner’s Deficit
Current liabilities:
Accounts payable-trade	$140	$108
Other payables and accruals	23	31
Due to related parties	1	1
Current portion of long-term debt	1	1

Total current liabilities	165	141
Capital lease obligation	1	1
Deferred revenue	5	5
Deferred income taxes	92	93
Pensions and other retirement plan obligations	24	23
Long-term debt	673	674

Total liabilities	960	937
Commitments and contingencies (Note 11)
Owner’s deficit:
Member interest, 1,000,000 units authorized and issued	102	102
Accumulated deficit	(174)	(144)
Accumulated other comprehensive loss	(47)	(39)

Total owner’s deficit	(119)	(81)

Total liabilities and owner’s deficit	$841	$856

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions of U.S. dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$240	$199	$462	$397
Other revenues	—	—	1	—

Total	240	199	463	397
Cost and expenses:
Purchase and variable product costs	174	144	330	282
Operating expenses	30	26	61	54
Selling, general and administrative	16	12	29	26
Depreciation and amortization	12	12	24	23
Research and development	4	4	9	8

Total	236	198	453	393

Operating income	4	1	10	4
Income from equity investment	—	1	—	1
Interest expense, net	19	23	39	39

Loss before income taxes	(15)	(21)	(29)	(34)
Income tax expense (benefit)	—	(7)	1	(12)

Net loss	$(15)	$(14)	$(30)	$(22)

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENT OF OWNER’S DEFICIT (Unaudited)

(in millions of U. S. dollars)

			Accumulated
			Other
	Member	Accumulated	Comprehensive		Comprehensive
	Interest	Deficit	Loss (a)	Total	Loss
Balance, December 31, 2003	$102	$(144)	$(39)	$(81)
Net loss		(30)		(30)	$(30)
Currency translation loss, net of tax			(8)	(8)	(8)

Comprehensive loss					$(38)

Balance, June 30, 2004	$102	$(174)	$(47)	$(119)

(a) Accumulated Other Comprehensive Loss at June 30, 2004 and December 31, 2003 includes a $47 million and $39 million net loss for foreign currency translation, respectively. The comprehensive income (loss) for the six months ended June 30, 2004 and 2003 were ($38) million and ($2) million , respectively, and for the three months ended June 30, 2004 and 2003 were ($17) million and $2 million, respectively.

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions of U. S. dollars)

	Six Months Ended
	June 30,
	2004	2003
Cash flows provided by operating activities:
Net loss	$(30)	$(22)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24	23
Amortization of deferred finance costs	2	8
Equity earnings in affiliates	—	(1)
Deferred income taxes	1	(12)
Pensions and other retirement plan obligations	1	2
Changes in operating assets and liabilities:
Receivables, net	(28)	(7)
Prepaid assets	2	6
Inventories	(11)	(14)
Income taxes	—	3
Payables and accruals	26	13
Deferred credit	—	(5)

Net cash used for operating activities	(13)	(6)

Cash flows used for investing activities:
Capital expenditures	(10)	(9)

Net cash used for investing activities	(10)	(9)

Cash flows used for financing activities:
Repayments of capital lease obligation	(1)	(1)
Increase in deferred finance costs	—	(9)
Proceeds from long-term debt	—	415
Repayments of long-term debt	—	(363)

Net cash (used for) provided by financing activities	(1)	42

Net (decrease) increase in cash and cash equivalents	(24)	27
Cash and cash equivalents at beginning of period	49	4

Cash and cash equivalents at end of period	$25	$31

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

2. Inventories of Products

     Product inventories are valued at the lower of cost or market with cost being determined using the first-in, first-out method. Total inventories at June 30, 2004 and December 31, 2003 were comprised of the following (in millions of U. S. dollars):

	June 30,	December 31,
	2004	2003
Raw materials	$14	$12
Finished products	128	120
Materials and supplies	12	13

Total	$154	$145

3. Property, Plant and Equipment

     Property, plant and equipment at June 30, 2004 and December 31, 2003 consisted primarily of manufacturing assets as follows (in millions of U. S. dollars):

	June 30, 2004	December 31, 2003
Plant and equipment	$1,186	$1,198
Office buildings	43	43
Other assets	67	68

Total	1,296	1,309
Less: accumulated depreciation	(867)	(860)

Net property, plant and equipment	$429	$449

Property, plant and equipment include capital leased assets with a net book value of $2 million. Substantially all current and future assets are pledged as security under the Company’s credit agreement. Expenditures for property, plant and equipment totaled $10 million for the six months ended June 30, 2004.

4. Intangible Assets

     Intangible assets consisted of the following (in millions of U. S. dollars):

	June 30,	December 31,
	2004	2003
Patents and trademarks	$12	$12
Deferred finance costs	38	38

Total	50	50
Less accumulated amortization	(28)	(26)

	$22	$24

5. Long-term Debt

     Long-term debt at June 30, 2004 and December 31, 2003 consisted of the following (in millions of U. S. dollars):

	June 30,	December 31,
	2004	2003
13 ½ % Senior Subordinated Notes	$328	$328
9 ½ % Senior Second Secured Notes	200	200
8 % Senior Secured Notes	140	140
Other	—	1

Total long-term debt	668	669
Net premium on 13 ½% Senior Subordinated Notes	5	5
Premium on 9 ½% Senior Second Secured Notes	1	1
Less current portion of long-term debt	(1)	(1)

	$673	$674

     For the six months ended June 30, 2004, we paid $37 million in cash interest payments related to our long-term debt.

     During the six months ended June 30, 2004, there were negligible borrowings or payments under the revolving credit agreement. Other debt consists of trade notes payable totaling $1 million that bear interest at rates ranging from 6.75 to 8.18 percent and are unsecured and payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. Annual payments on the trade notes will average approximately $1 million.

     Our high level of debt may preclude us from borrowing any more funds beyond those available under the revolving credit agreement. Based on our current level of operations and anticipated sales growth and cost savings, management believes that our cash flow from operations, together with existing cash and cash equivalents on hand and future borrowings under our revolving credit agreement, if necessary, will be sufficient to fund our working capital needs, expenditures for property, plant and equipment and debt service obligations, although no assurance can be given in this regard. At June 30, 2004, there were no amounts outstanding under the revolving credit agreement and $3 million in oustanding letters of credit. At June 30, 2004, we had additional borrowing capacity under the revolving credit agreement of $72 million.

6. Obligations Under Capital Leases

     Capital leases at June 30, 2004 and December 31, 2003 consisted of the following (in millions of U. S. dollars):

	June 30,	December 31,
	2004	2003
Total capital lease obligations	$1	$2
Less current portion of capital lease obligations	(—)	(1)

	$1	$1

The capital leases were recorded at the present value of the minimum lease payments which also approximated the fair market value of the obligation.

7. Pension Plans, Other Post Retirement Benefits

     The funded pension and unfunded other retirement obligations had the following activity (in millions of U. S. dollars):

	June 30,	December 31,
	2004	2003
Balance at beginning of period.	$23	$22
Currency translation adjustment	—	3
Net periodic expense accrual	1	2
Cash contributions	—	(4)

Balance at end of period	$24	$23

   Components of Net Periodic Benefit Costs

     The following represents components of net periodic benefit costs for the three and six months ended June 30, 2004 and 2003 (in millions of U. S. dollars):

	Three Months Ended	Three Months Ended
	June 30, 2004	June 30, 2003
Service cost	$2	1
Interest cost	1	1
Expected return on plan assets	(3)	(2)

Total	$—	—

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Service cost	$3	2
Interest cost	3	3
Expected return on plan assets	(5)	(4)

Total	$1	1

     U. S. Employer Pension Contributions

     The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1 million to its pension plan in 2005 related to 2004. As of June 30, 2004, there is no change related to those anticipated pension contributions.

8. Transactions with Related Parties and Certain Other Parties

     During the six months ended June 30, 2004, we have continued our numerous agreements with Royal Dutch/Shell Group of Companies, (“Shell”), including the purchase of feedstock, site services, utilities, materials, facilities and operator type services. There were no material changes regarding our commitments surrounding the agreements with Shell during the period. During the six months ended June 30, 2004, we have paid Shell $146 million and Shell has paid the Company $12 million.

     In the ordinary course of business, we dispute charges arising from our numerous agreements with Shell as well as with other third party vendors. As with other third party vendors, resolution of disputes may have a significant impact on our financial results. Currently, the Company is in a dispute regarding phenol pricing under the phenol contract, which dispute has been submitted to arbitration in accordance with the phenol contract. The total amount in dispute is $5.7 million. The Company has partially recognized the amount in dispute in earnings and we have established a reserve for the remainder.

     During the six months ended June 30, 2004, the Company paid Apollo Management IV, L. P. (“Apollo”), $0.375 million under the management agreement, as amended. Under the agreement, Apollo advises the Company concerning such management matters related to proposed financial transactions, acquisitions and other senior management matters related to the business, administration and policies of the Company. The amended agreement requires an annual fee of $0.75 million payable in equal quarterly installments of $0.187 million. During the second quarter of 2004, the Company billed Apollo $0.2 million as reimbursements under the outsourcing services agreement described below and simultaneously deducted $0.187 million related to the quarterly installment due in the third quarter of 2004 resulting in an amount due from Apollo of $0.020 million as of June 30, 2004. The Company also paid approximately $3 million related to certain freight costs to Quality Distribution, Inc., an affiliate of Apollo, for the six months ended June 30, 2004.

     During the second quarter of 2004, we commenced providing outsourcing services to Resolution Specialty Materials LLC (“RSM”), an affiliate of Apollo, under a Management Services Agreement (“MSA”). The agreement was executed on May 27, 2004 and has an initial term of three years with automatic renewal for one-year periods thereafter unless written notice is given by either party. Currently in progress is an information technology project that consists of installing and configuring hardware and software as well as establishing an internal infrastructure. In addition to the information technology project, RPP will provide outsourcing services that include monitoring of services under a transition services agreement, human resources, environmental, health and safety, financial and treasury, information technology, legal, intellectual property sales/service, purchasing, logistics and any negotiated additional services or projects. In exchange for providing the mentioned outsourcing services, RPP will bill RSM monthly and the charges will be composed of the following formula: 33 1/3% of the total salary, bonus, travel reimbursement, benefits and other costs payable by RPP to its Chief Financial Officer, General Counsel, Director of Human Resources, Chief Information Officer, Chief Administrative Officer and Director of Environmental Health and Safety, plus an amount equal to any incremental cost incurred by RPP in connection with the provision of the services multiplied by 1.075 and an amount equal to all out of pocket expenses incurred by RPP in providing the services. In addition, RSM will grant options to purchase common units of RSM to the management, employees or independent contractors of RPP who are involved in the provision or oversight of the services. As of June 30, 2004, RPP has billed $0.2 million relating to the MSA that is being included in other revenues.

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

Selected financial data by geographic region are presented below (in millions of U. S. dollars):

		Europe
		and	Asia
	U.S.	Africa	Pacific	Elimination	Total
As of and for the three months ended June 30, 2004:
Revenues from external customers	$109	$130	$1	$—	$240
Inter-segment revenues	4	5	—	(9)	—
Operating income	1	3	—	—	4
Net loss	(17)	2	—	—	(15)
Total assets	486	354	1	—	841
As of and for the three months ended June 30, 2003:
Revenues from external customers	$85	$112	$2	$—	$199
Inter-segment revenues	1	3	—	(4)	—
Operating income	1	(1)	1	—	1
Net loss	(14)	—	—	—	(14)
Total assets	489	372	1	—	862

		Europe
		and	Asia
	U.S.	Africa	Pacific	Elimination	Total
As of and for the six months ended June 30, 2004:
Revenues from external customers	$206	$255	$2	$—	$463
Inter-segment revenues	10	11	—	(21)	—
Operating income	4	6	—	—	10
Net loss	(33)	3	—	—	(30)
Total assets	486	354	1	—	841
As of and for the six months ended June 30, 2003:
Revenues from external customers	$174	$221	$2	$—	$397
Inter-segment revenues	4	5	—	(9)	—
Operating income	9	(6)	1	—	4
Net income (loss)	(18)	(5)	1	—	(22)
Total assets	489	372	1	—	862

     Sales revenues are attributed to geographic regions based on the location of the manufacturing facility and/or marketing company and are not based on location of customer. Inter-segment amounts represent sales transactions within and between geographic regions.

10. Income Taxes

     Deferred taxes result from differences between the financial and tax bases for assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. At June 30, 2004, we had net operating loss carry forwards for income tax purposes in various tax jurisdictions. We anticipate taxable income in future years will allow us to utilize the net operating loss carry forwards that have not had a valuation allowance placed against them. It was recognized that it is more likely than not that certain net operating loss carry forwards in certain tax jurisdictions will not be realized as a result of current and future taxable income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset realization. The valuation allowance increased by $12 million to offset the increased net operating losses that were generated in the six months ended June 30, 2004. The valuation allowance balance as of June 30, 2004 was $46 million.

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

     As of June 30, 2004, the Company has assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. For environmental conditions that existed prior to November 2000, the Company’s environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, management believes that the Company maintains adequate insurance coverage, subject to deductibles, for environmental remediation activities.

     In addition, with regard to the information technology project services being performed on behalf of RSM discussed in Note 8, we have authorized expenditures in the amount of $0.8 million that will be reimbursed by RSM under the MSA.

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

13. Other Revenue

     In 2002 and 2001, the Company entered into BPA technology license agreements wherein the Company granted non-exclusive licenses to third parties to use RPP LLC’s technology to construct, operate and maintain and/or repair one licensed plant for the manufacture of BPA. Other than the grant to use the license, the Company will also provide technical assistance in the design, engineering, procurement, training, commissioning and/or start-up of the licensed plant. Revenues from the sale of the BPA technology license and related support services have been and will be recognized using the percentage of completion method. For the three and six months ended June 30, 2004, $0.536 and $0.984 million has been recognized as Other Revenues related to the sale of the BPA technology licenses.

     In May 2002, the Company entered into an exclusive and irrevocable option with a third party to execute a long-term supply contract, wherein the Company received $4.2 million. In June 2002, the Company executed a calcium chloride supply agreement with the third party for fifteen years. Revenues from the sale of the option are recognized on a straight line basis over fifteen years consistent with the duration of the supply agreement. For the three and six months ended June 30, 2004, $0.07 million and $0.14 million have been recognized as Other Revenues related to the sale of the option.

14. Deferred Revenue

     Deferred revenue includes the unamortized balances related to the sale of the BPA technology licenses and the sale of the exclusive and irrevocable option to execute a long-term supply contract. As of June 30, 2004, the balance included in Deferred Revenue for the sale of BPA technology licenses and the sale of the option was $1 million and $4 million, respectively.

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

Overview

     As manufacturer and global supplier of epoxy resins, our results of operations have been negatively impacted by external factors such as high energy costs and soft demand. High energy costs such as the increasing price of crude oil and related petrochemical products and the higher cost of natural gas have translated into significant increases in our raw material costs. The slow economic recovery has resulted in continued soft demand for our products and therefore continued overcapacity in the industry. Excess capacity has limited our ability to raise prices on most of our epoxy resin products. During the six months ended June 30, 2004, we have seen a strengthening of demand for our products and as a result, we have been successful in raising prices on certain products. We remain cautious of demand slipping and of continued high energy costs. As a result, our gross profit margins continue to be at an unsatisfactory level.

     Our liquidity and capital resources have also been negatively impacted by our sustained reduced margins. To provide relief and financial flexibility under our credit agreement, in 2003 we issued $340 million of senior secured and senior second secured notes, repaid the term loan bank debt, and amended the credit agreement.

     For a detailed discussion of our results of operations, liquidity and capital resources, see the captions below under “-Results of Operations” and "-Liquidity and Capital Resources”.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting polices are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2004.

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company’s consolidated statements of operations, expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%
Cost and expenses:
Purchase and variable product costs	72	72	72	71
Operating expenses	13	13	13	14
Selling, general and administrative	6	6	6	6
Depreciation and amortization	5	6	5	6
Research and development	2	2	2	2

Total	98	99	98	99
Operating income	2	1	2	1
Income from equity investment	—	1	—	—
Interest expense, net	8	12	8	10

Loss before income taxes (benefit)	(6)	(10)	(6)	(9)
Income tax expense (benefit)	—	(3)	—	(3)

Net loss	(6)%	(7)%	(6)%	(6)%

EBITDA (1)	7%	7%	7%	7%

(1) EBITDA represents loss before income taxes, interest expense, net, and depreciation and amortization. EBITDA is presented because it is used by investors to analyze and compare operating performance, which includes a company’s ability to service and/or incur debt. In addition, management focuses on EBITDA and adjustments to EBITDA because they are used as internal performance measures. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with United States generally accepted accounting principles (“GAAP”) or as a measure of a company’s profitability or liquidity. EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies. For a reconciliation of EBITDA to net loss, see page 19.

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

  Purchases and Variable Product Costs

     Purchases and variable product costs are primarily comprised of feedstock costs. Feedstock costs are driven primarily by market conditions and exchange rates as volumes are generally consistent year over year. The significant feedstocks for which we are highly sensitive to market prices are phenol, acetone, propylene and chlorine. We purchase chlorine, a primary raw material for ECH, under long-term supply contracts with third parties which provide us with producer-like economics by allowing us to buy this raw material at a margin above production cost and thereby lower our manufacturing costs. We also purchase propylene, the other primary raw material for ECH, under long-term supply agreements with Shell that are based on market price less negotiated volume discounts. We purchase phenol and acetone, the primary raw materials for BPA, under supply contracts with Shell and other third parties that are based on discounted market prices and input-cost formulae. Because we are co-located with Shell at several of our facilities, our transportation and logistics costs for certain raw materials which Shell provides to us are also reduced. Variable manufacturing costs, which are primarily utilities, are also a significant component of this line item. Purchases and variable costs are reduced by the sale of by-products generated during the manufacturing process, primarily hydrochloric acid.

  Operating Expenses

     Operating expenses represent the costs associated with the non-variable operations of our manufacturing facilities. Included in operating costs are personnel related costs, manufacturing overhead, maintenance, turnaround costs and environmental costs. Depreciation related to manufacturing assets is included within depreciation and amortization.

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

  Interest Expense, net

Interest expense, net consists of interest expense with respect to borrowings under our credit agreement and the existing notes, offset by interest income from short-term cash investments. Interest expense also includes amortization of deferred financing costs and amortization of the premium and discount for the related existing notes.

Income Tax Expense (Benefit)

     The Company is organized as a limited liability company and is not subject to U. S. income tax. Income tax information presented includes U. S. income taxes attributed to the Company’s operations that are the responsibility of the Company’s sole-owner, RPP Inc.

Second Quarter of 2004 and 2003 Compared

     Revenues

          Revenues increased by $41 million, or 21%, to $240 million compared to the prior year quarter. The increase in revenues is a result of increased volume and increased average prices. Overall volumes increased by 14% from the prior year period primarily due to stronger demand. The increase in average prices was primarily attributable to the impact of a weaker dollar on our Euro-related sales and price increases on certain products. Overall average prices increased by 6% from the prior year period, however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices increased 3%.

     Purchases and Variable Product Costs

          Purchases and variable product costs increased by $30 million, or 21%, to $174 million. This increase was largely driven by higher sales volume and higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products, partially offset by $8 million related to a previously announced cost reduction program instituted at the beginning of 2004.

     Operating Expenses

          Operating expenses increased by $4 million, or 15%, to $30 million. The increase is primarily due to higher maintenance costs, increased turn around activity and foreign currency impact, partially offset by $1 million related to a previously announced cost reduction program instituted at the beginning of 2004.

     Selling, general and administrative

          Selling, general and administrative costs increased by $4 million, or 33%, to $16 million. The increase is due to foreign currency impact and increased costs of additional marketing and sales personnel, partially offset by $1 million related to a previously announced cost reduction program instituted at the beginning of 2004.

     Operating Income

          Operating income increased by $3 million to $4 million in 2004. The increase was primarily due to the increases in revenues, partially offset by increases in purchase and variable product costs and operating expenses.

     Interest expense, net

          Interest expense, net decreased by $4 million, or 17%, to $19 million. The decrease is due to a $6 million write-off of deferred financing costs included in the prior year period, partially offset by higher average outstanding debt balances and higher average interest rates related to the issuance of $200 million of senior second secured notes and refinancing of the credit agreement in the second quarter of 2003.

     Loss before Income Taxes

          Loss before income taxes decreased by $6 million to a $15 million loss in 2004. The decrease is due to the decrease in interest expense, net, and by increased operating income.

     Income Tax Expense (Benefit)

          Income tax expense increased by $7 million in 2004. The increase in expense is primarily related to an increase in the valuation allowance for our deferred tax assets, and by the decreased loss before income taxes. The increase in the valuation allowance results from recognizing that it is more likely than not that certain net operating loss carry forwards in certain tax jurisdictions will not be realized as a result of current and future taxable income. Accordingly, the valuation allowance has been increased in the current quarter to reflect lower than anticipated net deferred tax asset realization. The valuation allowance increased by $5 million to offset the increased net operating losses that were generated in the three months ended June 30, 2004.

     Net Loss

          Net loss increased by $1 million to a $15 million loss in 2004. The increase was due to increased income tax expense, partially offset by decreased loss before income taxes.

     EBITDA

          EBITDA increased by $2 million, or 14%, to $16 million. The increase was primarily due to the increases in revenues, partially offset by increases in purchase and variable product costs and operating expenses. For a reconciliation of EBITDA and Net Loss, see page 19.

First Half of 2004 and 2003 Compared

     Revenues

          Revenues increased by $66 million, or 17%, to $463 million compared to the prior year quarter. The increase in revenues is a result of increased volume and increased average prices. Overall volumes increased by 9% from the prior year period primarily due to stronger demand. The increase in average prices was primarily attributable to the impact of a weaker dollar on our Euro-related sales and due to price increases on certain products. Overall average prices increased by 7% from the prior year period, however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices increased 2%.

     Purchases and Variable Product Costs

          Purchases and variable product costs increased by $48 million, or 17%, to $330 million. This increase was largely driven by higher sales volume and higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products, partially offset by $11 million related to a previously announced cost reduction program instituted at the beginning of 2004.

     Operating Expenses

          Operating expenses increased by $7 million, or 13%, to $61 million. The increase is primarily due to higher maintenance costs, increased turn around activity and foreign currency impact, partially offset by $2 million related to a previously announced cost reduction program instituted at the beginning of 2004.

     Selling, general and administrative

     Selling, general and administrative costs increased by $3 million, or 12%, to $29 million. The increase is due to foreign currency impact and costs of additional marketing and sales personnel, partially offset by $2 million related to a previously announced cost reduction program instituted at the beginning of 2004.

     Operating Income

          Operating income increased by $6 million to $10 million in 2004. The increase was primarily due to the increases in revenues, partially offset by increases in purchase and variable product costs and operating expenses.

     Interest expense, net

          Interest expense, net was flat at $39 million in 2004. Excluding a $6 million write-off of deferred financing costs included in the prior year period, interest expense, net increased $6 million due to higher average outstanding debt balances and higher average interest rates related to the issuance of $200 million senior second secured notes and refinancing of the credit agreement in the second and fourth quarters of 2003.

     Loss before Income Taxes

          Loss before income taxes decreased by $5 million to a $29 million loss in 2004. The decrease is mainly driven by increased operating income.

     Income Tax Expense (Benefit)

          Income tax expense increased by $13 million to a $1 million expense in 2004. The increase in expense is primarily related to an increase in the valuation allowance for our deferred tax assets, and by the decreased loss before income taxes. The increase in the valuation allowance results from recognizing that it is more likely than not that certain net operating loss carry forwards in certain tax jurisdictions will not be realized as a result of current and future taxable income. Accordingly, the valuation allowance has been increased in the six months ended June 30, 2004 to reflect lower than anticipated net deferred tax asset realization. The valuation allowance increased by $12 million to offset the increased net operating losses that were generated in the six months ended June 30, 2004.

     Net Loss

          Net loss increased by $8 million to $30 million in 2004. The increase was due to increased income tax expense, partially offset by decreased loss before income taxes.

     EBITDA

          EBITDA increased by $6 million, or 21%, to $34 million. The increase was primarily due to the increases in revenues, partially offset by increases in purchase and variable product costs and operating expenses.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(15)	$(14)	$(30)	$(22)
Income tax expense (benefit)	—	(7)	1	(12)
Interest expense, net	19	23	39	39
Depreciation and amortization	12	12	24	23

EBITDA	$16	$14	$34	$28

Liquidity and Capital Resources

     General

     During the six months ended June 30, 2004, our operating cash flow was less than our working capital needs. As a result, our cash and cash equivalents decreased by $24 million from December 31, 2003. Cash and cash equivalents decreased by $6 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Our working capital requirements principally include accounts receivable, product and raw materials inventory, labor, equipment and debt service costs. We expect to continue to finance our operations through net cash provided by operating activities, existing cash and cash equivalents on hand, and borrowings under our revolving credit facility and, to the extent needed, sales of assets. As a result of our high level of debt, we will have to continue to generate significant cash flows through operating activities, borrowings and asset sales to meet our current debt service requirements. For a discussion of factors affecting our operating cash flows, see “-Outlook for Remainder of 2004” below.

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

     Series of Note Issuances

     The $328 million aggregate principal amount of 13½% Senior Subordinated Notes due 2010 were issued in private offerings pursuant to Rule 144A and Regulation S under the Securities Act of 1933 in 2000, 2001 and 2002 by RPP LLC and RPP Capital. These notes were subsequently exchanged with a registered identical series of notes with the Securities and Exchange Commission in 2001, 2002 and 2003, respectively. The $328 million of 13½% Senior Subordinated Notes are senior subordinated unsecured obligations ranking junior in right of payment to all of our existing and future senior debt and all liabilities of our subsidiaries that do not guarantee the notes. The proceeds from the issuance of $200 million of the 13½% Senior Subordinated Notes in November 2000 were used to finance in part the recapitalization and related transaction costs and expenses. The net proceeds from the issuance of $75 million of the 13½% Senior Subordinated Notes issued in November 2001 and $53 million of the notes issued in December 2002 were used to repay borrowings under the Credit Agreement (as defined below). Interest on the 13 ½% Senior Subordinated Notes is payable semi-annually in cash on each May 15 and November 15. The 13½% Senior Subordinated Notes mature on November 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after November 15, 2005, at the specified redemption prices set forth under the related indenture.

     The $200 million aggregate principal amount of 9½% Senior Second Secured Notes Due 2010 were issued in two separate private offerings pursuant to Rule 144A and Regulation S under the Securities Act of 1933 in 2003 by RPP LLC and RPP Capital. These notes were treated as an identical series of notes under the indenture and subsequently exchanged with a registered identical series of notes with the Securities and Exchange Commission in 2003. The $200 million of 9 ½% Senior Second Secured Notes are senior secured obligations ranking equal in right of payment to all of our existing and future senior debt and senior in right of payment with all of our existing and future subordinated indebtedness. The $200 million of 9½% Senior Second Secured Notes are secured by a junior lien, subject to permitted liens, on all of our domestic assets (subject to certain exceptions) that secure our obligations under the Credit Agreement (as defined below) and a portion of the capital stock of our direct and indirect domestic subsidiaries and direct foreign subsidiaries. Interest is payable semi-annually in cash on April 15 and October 15. The proceeds, net of $7 million of debt issue costs, from the offerings were used to repay borrowings under the Credit Agreement among RPP LLC, RPP Capital, RPPI, Resolution Europe B.V. (the “Borrowers”) and the various lenders party thereto, dated as of November 14, 2000 as amended, the “Credit Agreement” and for general corporate purposes, including working capital. The 9½% Senior Second Secured Notes mature on April 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after April 15, 2006, at the specified redemption prices set forth under the related indenture.

     The $140 million aggregate principal amount of 8% Senior Secured Notes Due 2009 were issued in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933 in 2003 by RPP LLC and RPP Capital. These notes were subsequently exchanged with a registered identical series of notes with the Securities and Exchange Commission in February 2004. The $140 million of 8% Senior Secured Notes are senior secured obligations ranking equal in right of payment to all of our existing and future senior debt and senior in right of payment with all of our existing and future subordinated indebtedness. The 8% Senior Secured Notes are secured by a lien, subject to permitted liens, on all of our domestic assets (subject to certain exceptions) that secure our obligations under the Credit Agreement and a portion of the capital stock of our direct and indirect domestic subsidiaries and direct foreign subsidiaries. Our obligations under the 8% Senior Secured Notes and our obligations under the 91/2% Senior Second Secured Notes are secured by liens on the same collateral. By virtue of the lien priority, the 8% Senior Secured Notes are effectively senior to the obligations under the 91/2% Senior Second Secured Notes to the extent of the value of the collateral securing such notes. Interest is payable semi-annually in cash on December 15 and June 15, beginning June 15, 2004. The proceeds, net of $4 million of debt issue costs from the offering of the 8% Senior Secured Notes, were used to repay borrowings under the Credit Agreement and general corporate purposes, including working capital. The 8% Senior Secured Notes mature on December 15, 2009 and may be redeemed in whole at any time or in part from time to time, on and after December 15, 2006, at the specified redemption prices set forth under the related indenture.

     Credit Agreement

     The Credit Agreement currently provides for a six-year $75 million revolving credit facility, the Euro equivalent of which is also available, to be used for, among other things, working capital and general corporate purposes of RPP LLC and Resolution Europe BV (the “Borrowers”), including without limitation, certain permitted acquisitions. The revolving credit facility also includes a sub-limit for letters of credit in an amount not to exceed $50 million. At June 30, 2004, there were no amounts outstanding under the revolving credit facility and $3 million in outstanding letters of credit. At June 30, 2004, we had additional borrowing capacity under the Credit Agreement of $72 million. During the six months ended June 30, 2004, we did not have any borrowings or repayments under the Credit Agreement. As of June 30, 2004, we were in compliance with the borrowing base limit of the Credit Agreement.

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

     Equipment Leases

     During 2001, we entered into five to seven year leases for equipment at an aggregate annual rental of $0.3 million. The equipment has been capitalized at its fair market value of $1.2 million, which approximated the present value of the minimum lease payments. During 2002, we entered into a number of thirty-six month leases for equipment at an aggregate annual rental of $0.8 million. The equipment has been capitalized at its fair market value of $2.3 million, which approximated the present value of the minimum lease payments. As of June 30, 2004, $1 million of these capital leases was outstanding. We will continue to review entering into capital lease agreements as alternate sources of financing with favorable interest rates as opportunities arise.

     Equipment Notes

     We entered into unsecured trade notes, totaling $3.9 million, payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. As of June 30, 2004, $1 million of these unsecured trade notes was outstanding. Annual principal payments for other long-term debt will average approximately $1 million for 2004.

     Insurance Notes

     Each year we enter into trade notes with a funding corporation to finance our insurance premiums. Payments on these trade notes were approximately $3 million for the six months ended June 30, 2004 and there was $2 million outstanding as of June 30, 2004 under this trade note. We plan to enter into a similar arrangement for a similar amount to finance our insurance needs in the future.

     Cash Flows

     For the six months ended June 30, 2004, net cash used for operating activities was $13 million, net cash used for investing activities was $10 million and net cash used for financing activities was $1 million. Investing activities primarily consisted of expenditures for property, plant and equipment. For the six months ended June 30, 2003, net cash used for operating activities was $6 million, net cash used in investing activities was $9 million and net cash provided by financing activities was $42 million. Investing activities primarily consisted of expenditures for property, plant and equipment. Net cash provided by financing activities was primarily related to the refinancing activity of our credit facility with the issuance of the $200 million aggregate principal amount of 9½% Senior Second Secured Notes Due 2010.

     Our management uses EBITDA as an internal performance measure rather than a measure of our liquidity. Our cash flow from operations has been significantly different than our EBITDA. For example, for the six months ended June 30, 2004, our EBITDA was $34 million, but our net cash used for operating activities was $13 million and capital expenditures were $10 million.

     Capital Expenditures

     Expenditures for property, plant and equipment totaled $10 million and $9 million for the six months ended June 30, 2004 and 2003, respectively. The $9 million spent in 2003 is made up of $14 million gross amount for operational projects net of $5 million environmental indemnification recovery.

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

     Outsourcing Services

     During the second quarter of 2004, we commenced providing outsourcing services to Resolution Specialty Materials LLC (“RSM”), an affiliate of Apollo, under a Management Services Agreement (“MSA”). The agreement was executed on May 27, 2004 and has an initial term of three years with automatic renewal for one-year periods thereafter unless written notice is given by either party. Currently in progress is an information technology project that consists of installing and configuring hardware and software as well as establishing an internal infrastructure. In addition to the information technology project, RPP will provide outsourcing services that include monitoring of services under a transition services agreement, human resources, environmental, health and safety, financial and treasury, information technology, legal, intellectual property sales/service, purchasing, logistics and any negotiated additional services or projects. In exchange for providing the mentioned outsourcing services, RPP will bill RSM monthly and the charges will be composed of the following formula: 33 1/3% of the total salary, bonus, travel reimbursement, benefits and other costs payable by RPP to its Chief Financial Officer, General Counsel, Director of Human Resources, Chief Information Officer, Chief Administrative Officer and Director of Environmental Health and Safety, plus an amount equal to any incremental cost incurred by RPP in connection with the provision of the services multiplied by 1.075 and an amount equal to all out of pocket expenses incurred by RPP in providing the services. In addition, RSM will grant options to purchase common units of RSM to the management, employees or independent contractors of RPP who are involved in the provision or oversight of the services. As of June 30, 2004, RPP has billed $0.2 million relating to the MSA that is being included in other revenues. It is expected that our other revenues will increase with the related billing of the outsourcing fees and our fixed cost will also increase to support the outsourcing services.

     In addition, with regard to the information technology project services being performed on behalf of RSM discussed in Note 8, we have authorized expenditures in the amount of $0.8 million that will be reimbursed by RSM.

Outlook for Remainder of 2004

     We have begun to experience an improvement in demand from the markets we serve. If the global recovery continues, volumes should continue to rebound. As a result, the supply and demand dynamics for our products will be more sensitive to support price increases in our markets. Raw material prices increased in 2003 and the first half of 2004 due to political instability in the Middle East (including the conflict in Iraq), supply disruptions, recently increased demand for hydrocarbons, and plant turnarounds of various suppliers. There can be no assurances that (a) any sustained global recovery will occur during the remainder of 2004, (b) we will be able to realize margins we have historically achieved as feedstock costs decline, or (c) our feedstock costs will not continue to rise faster than our product selling prices and, therefore, reduce our margins.

     We believe that demand for epoxy resin products will continue to improve in the remainder of 2004 from 2003 levels, as described above. Also, we have recently announced epoxy resin products price increases for third quarter 2004 in all markets we serve. We believe epoxy resin products price increases will be announced and implemented in subsequent quarters to help offset the raw material price increases. During the first half of 2004, the industry generally had been unable to successfully achieve price increases on epoxy resin products, although some price increases were achieved toward the end of the second quarter.

     The new cost reduction program we instituted at the beginning of 2004 focused primarily on variable costs to improve our margins. These cost reductions relate to (i) improvements in the contractual price of certain feedstocks which we have negotiated or expect to be implemented, and (ii) specific projects at each of our plants which will result in higher efficiency in the consumption of raw materials and the lower usage of utilities, thereby reducing the cost of production independent of changes in the markets for our feedstocks or energy. In addition, as part of our cost reduction program, we have taken and will continue to take actions to eliminate certain additional fixed costs. The benefits of the cost reduction program, expected to represent $20 million to $30 million annually, are expected to be realized in 2004. The implementation costs of this program are not expected to be material. For the six months ended June 30, 2004, we have realized $14 million of the expected annual cost reductions for 2004, a portion of which is related to the U. S. phenol contract. See Note 8 to the consolidated financial statements for further discussion of the U. S. phenol contract.

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

     We accrue for environmental liabilities when the liability is probable and the costs are reasonably estimable. As of June 30, 2004, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. This assessment is based on the lack of evidence of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, for incidents occurring after the closing date of the recapitalization transaction, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

Effects of Currency Fluctuations

     We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our unaudited consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with Euro-related currencies also being significant. For the six months ended June, 2004, 56% of our total revenues and 55% of our total expenses were from companies incorporated outside the United States. For the six months ended June 30, 2003, 56% of our total revenues and 58% of our total expenses were from companies incorporated outside the United States. A substantial amount of assets and liabilities outside the United States are denominated in the Euro. The average exchange rate of the U. S. dollar to the Euro was approximately 1.227 and 1.119 for the six months ended June 30, 2004 and 2003, respectively. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the Euro relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on Euro-denominated debt, including certain borrowings under the Credit Agreement, and U.S. dollar denominated debt, including the notes and certain borrowings under the Credit Agreement.

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

          Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and subject to the limitations noted above, the Disclosure Controls are effective at the reasonable assurance level to timely alert management to material information relating to us during the period when our periodic reports are being prepared. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation. In addition, there have been no changes in the Company’s internal control over financial reporting that have occurred during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Management Services Agreement dated May 27, 2004, between Resolution Performance Products LLC. A Delaware Corporation and Resolution Specialty Materials Inc., a Delaware Corporation.

31.1	CFO Section 302 certification

31.2	CEO Section 302 certification

32	CEO and CFO Section 906 certification

(b)	Reports on Form 8-K.

On May 7, 2004, the Company filed a Current Report on Form 8-K to disclose the first quarter 2004 results earnings press release under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLUTION PERFORMANCE PRODUCTS LLC

Date: August 3, 2004	By:	/s/ David S. Graziosi

David S. Graziosi, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

RPP CAPITAL CORPORATION

Date: August 3, 2004	By:	/s/ David S. Graziosi

David S. Graziosi, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)