Form 10-Q
period 2004-09-30
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2004-11-04
CIK 1132423, 1132424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

At October 31, 2004, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation.

Item 1. Financial Statements

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions of U. S. dollars, except for Units)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$5	$49
Receivables, less allowance of $2 and $3, respectively	127	107
Due from related parties	4	2
Prepaid assets	5	7
Inventories, less allowance of $2 and $1, respectively	189	145
Taxes receivable	—	3
Deferred income taxes	4	5

Total current assets	334	318
Property, plant and equipment, at cost, less accumulated depreciation	426	449
Intangible assets, at cost, less accumulated amortization	21	24
Investment, at cost	2	2
Deferred income taxes	61	63

Total assets	$844	$856

Liabilities and Owner’s Deficit
Current liabilities:
Accounts payable-trade	$145	$108
Interest expense payables and other accruals	42	31
Due to related parties	1	1
Current portion of long-term debt	—	1

Total current liabilities	188	141
Capital lease obligations	1	1
Deferred revenue	5	5
Deferred income taxes	89	93
Pensions and other retirement plan obligations	15	23
Long-term debt	673	674

Total liabilities	971	937
Commitments and contingencies (Note 12)
Owner’s deficit:
Member interest, 1,000,000 units authorized and issued	102	102
Accumulated deficit	(186)	(144)
Accumulated other comprehensive loss	(43)	(39)

Total owner’s deficit	(127)	(81)

Total liabilities and owner’s deficit	$844	$856

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions of U.S. dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$244	$188	$706	$585
Other revenues	1	1	2	1

Total	245	189	708	586
Cost and expenses:
Purchase and variable product costs	176	130	507	412
Operating expenses	30	29	91	83
Selling, general and administrative	14	13	43	39
Depreciation and amortization	12	12	35	35
Research and development	5	4	14	12

Total	237	188	690	581

Operating income	8	1	18	5
Income from equity investment	—	—	—	1
Interest expense, net	20	18	59	57

Loss before income taxes	(12)	(17)	(41)	(51)
Income tax expense (benefit)	—	(9)	1	(21)

Net loss	$(12)	$(8)	$(42)	$(30)

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENT OF OWNER’S DEFICIT (Unaudited)
(in millions of U. S. dollars)

			Accumulated
			Other
	Member	Accumulated	Comprehensive		Comprehensive
	Interest	Deficit	Loss (a)	Total	Loss
Balance, December 31, 2003	$102	$(144)	$(39)	$(81)
Net loss		(42)		(42)	$(42)
Currency translation loss, net of tax			(4)	(4)	(4)

Comprehensive loss					$(46)

Balance, September 30, 2004	$102	$(186)	$(43)	$(127)

(a) Accumulated Other Comprehensive Loss at September 30, 2004 and December 31, 2003 includes a $43 million and $39 million net loss for foreign currency translation, respectively. The comprehensive loss for the nine months ended September 30, 2004 and 2003 was ($46) million and ($16) million, respectively, and for the three months ended September 30, 2004 and 2003 was ($8) million and ($14) million, respectively.

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions of U. S. dollars)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows used for operating activities:
Net loss	$(42)	$(30)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	35	35
Amortization of deferred finance costs	3	8
Equity earnings in affiliates	—	(1)
Income taxes	1	(6)
Pensions and other retirement plan obligations	(8)	2
Changes in operating assets and liabilities:
Receivables, net	(21)	(2)
Prepaid assets	2	8
Due from related parties	(2)	(1)
Inventories	(45)	(13)
Taxes receivable	2	(9)
Payables and accruals	50	(14)
Deferred credit	—	(5)

Net cash used for operating activities	(25)	(28)

Cash flows used for investing activities:
Capital expenditures	(16)	(13)
Distributions from equity affiliate	—	1

Net cash used for investing activities	(16)	(12)

Cash flows (used for) provided by financing activities:
Constructive distribution	(1)	—
Repayments of capital lease obligation	(1)	(1)
Increase in deferred finance costs	—	(9)
Proceeds from long-term debt	59	522
Repayments of long-term debt	(60)	(471)

Net cash (used for) provided by financing activities	(3)	41

Net (decrease) increase in cash and cash equivalents	(44)	1
Cash and cash equivalents at beginning of period	49	4

Cash and cash equivalents at end of period	$5	$5

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

2. New Accounting Pronouncements

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106–2 (“FSP 106–2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106–2 supersedes FSP 106–1, which was issued in January 2004. FSP 106–2 is effective at the beginning of the first interim period beginning after June 15, 2004. The reflection of FSP 106-2 within the accumulated projected benefit obligation and net periodic postretirement benefit cost does not have a significant impact on the consolidated financial statements.

3. Inventories of Products

     Product inventories are valued at the lower of cost or market with cost being determined using the first-in, first-out method. Total inventories at September 30, 2004 and December 31, 2003 were comprised of the following (in millions of U.S. dollars):

	September 30,	December 31,
	2004	2003
Raw materials	$15	$12
Finished products	161	120
Materials and supplies	13	13

Total	$189	$145

4. Property, Plant and Equipment

     Property, plant and equipment at September 30, 2004 and December 31, 2003 consisted primarily of manufacturing assets as follows (in millions of U. S. dollars):

	September 30, 2004	December 31, 2003
Plant and equipment	$1,205	$1,209
Office buildings	43	41
Other assets	61	59

Total	1,309	1,309
Less: accumulated depreciation	(883)	(860)

Net property, plant and equipment	$426	$449

Property, plant and equipment include capital leased assets with a net book value of $2 million. Substantially all current and future assets are pledged as security under the Company’s credit agreement.

5. Intangible Assets

     Intangible assets consisted of the following (in millions of U. S. dollars):

	September 30,	December 31,
	2004	2003
Patents and trademarks	$12	$12
Deferred finance costs	38	38

Total	50	50
Less accumulated amortization	(29)	(26)

	$21	$24

6. Long-term Debt

     Long-term debt at September 30, 2004 and December 31, 2003 consisted of the following (in millions of U.S. dollars):

	September 30,	December 31,
	2004	2003
13½% Senior Subordinated Notes	$328	$328
9½% Senior Second Secured Notes	200	200
8% Senior Secured Notes	140	140
Other	—	1

Total debt	668	669
Net premium on 13½% Senior Subordinated Notes	4	5
Premium on 9½% Senior Second Secured Notes	1	1
Less current portion of other long-term debt	—	(1)

	$673	$674

     For the nine months ended September 30, 2004 and the year ended December 31, 2003, we paid $37 million and $63 million, respectively, in cash interest related to our long-term debt.

     During the nine months ended September 30, 2004, borrowings were $59 million and payments were $59 million under the revolving credit agreement. Other debt consisted of trade notes payable totaling $1 million that bear interest at rates ranging from 6.75% to 8.18% and are unsecured and payable over the remaining nine months with one of our vendors for the purchase of computer equipment and related services. Payments on the trade notes were $1 million.

     Our high level of debt may preclude us from borrowing any more funds beyond those available under the revolving credit agreement. Based on our current level of operations and anticipated sales growth, margin improvements and cost savings, management believes that our cash flow from operations, together with existing cash and cash equivalents on hand and future borrowings under our revolving credit agreement, if necessary, will be sufficient to fund our working capital needs, expenditures for property, plant and equipment and debt service obligations, although no assurance can be given in this regard. At September 30, 2004, there were no amounts outstanding under the revolving credit agreement and $3 million in outstanding letters of credit. At September 30, 2004, we had additional borrowing capacity under the revolving credit agreement of $72 million.

7. Capital Lease Obligations

     Capital leases at September 30, 2004 and December 31, 2003 consisted of the following (in millions of U.S. dollars):

	September 30,	December 31,
	2004	2003
Total capital lease obligations	$1	$2
Less current portion of capital lease obligations	—	(1)

	$1	$1

The capital leases were recorded at the present value of the minimum lease payments which also approximated the fair market value of the obligation. Payments on capital leases were $1 million for the nine months ended September 30, 2004.

8. Pension Plans, Other Post Retirement Benefits

     The funded pension and unfunded other retirement obligations had the following activity (in millions of U. S. dollars):

	September 30,	December 31,
	2004	2003
Balance at beginning of period	$23	$22
Currency translation adjustment	(1)	3
Net periodic expense accrual	2	2
Cash contributions	(9)	(4)

Balance at end of period	$15	$23

Components of Net Periodic Benefit Costs

     The following represents components of net periodic benefit costs for the three and nine months ended September (in millions of U. S. dollars):

	Three Months Ended	Three Months Ended
	September 30, 2004	September 30, 2003
Service cost	$2	1
Interest cost	2	1
Expected return on plan assets	(1)	(2)
Recognized net actuarial gain	(2)	—

Total	$1	—

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Service cost	$5	4
Interest cost	5	4
Expected return on plan assets	(6)	(5)
Recognized net actuarial gain	(2)	(1)

Total	$2	2

     U.S. Employer Pension Contributions

     The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1 million to its pension plan in 2005 related to 2004. As of September 30, 2004, there is no change related to those anticipated pension contributions.

     With regard to the adoption of FSP 106–2 discussed in Note 2, the reflection of FSP 106-2 within the accumulated projected benefit obligation and net periodic postretirement benefit cost does not have a significant impact on the consolidated financial statements.

     Foreign Employer Pension Contributions

     Contributions for foreign pension plans totaled $9 million for the nine months ended September 30, 2004. The Company expects to contribute between $4 million and $9 million in 2005 to its foreign pension plans.

9. Transactions with Related Parties and Certain Other Parties

     During the nine months ended September 30, 2004, we have continued our numerous agreements with Royal Dutch/Shell Group of Companies, (“Shell”), including the purchase of feedstock, site services, utilities, materials, facilities and operator type services. There were no material changes regarding our commitments surrounding the agreements with Shell during the period. During the three and nine months ended September 30, 2004, we have incurred costs of $89 million and $235 million, respectively, of which Shell reimbursed the Company $6 million and $18 million, respectively. During the three and nine months ended September 30, 2003, we incurred costs of $100 million and $231 million, respectively, of which Shell reimbursed the company $4 million and $13 million, respectively.

     In the ordinary course of business, we dispute charges arising from our numerous agreements with Shell as well as with other third party vendors. As with other third party vendors, resolution of disputes may have a significant impact on our financial results. Currently, the Company is in a dispute regarding phenol pricing under the phenol contract, which has been submitted to arbitration in accordance with the phenol contract. The total amount in dispute is $7 million. The Company has partially recognized the amount in dispute in earnings and we have established a reserve for the remainder.

     During the nine months ended September 30, 2004, the Company paid Apollo Management IV, L. P. (“Apollo”), $0.563 million under the Apollo management agreement, as amended. Under the agreement, Apollo advises the Company concerning such management matters related to proposed financial transactions, acquisitions and other senior management matters related to the business, administration and policies of the Company. The amended agreement requires an annual fee of $0.75 million payable in equal quarterly installments of $0.187 million. During the nine months ended September 30, 2004, the Company billed Apollo in lieu of RSM $0.2 million as reimbursements under the outsourcing services agreement described below. The Company also paid approximately $4 million related to certain freight costs to Quality Distribution, Inc., an affiliate of Apollo, for the nine months ended September 30, 2004.

     During the second quarter of 2004, we commenced providing outsourcing services to Resolution Specialty Materials LLC (“RSM”), an affiliate of Apollo, under the Management Services Agreement (“MSA”). The agreement was executed on May 27, 2004 and has an initial term of three years with automatic renewal for one-year periods thereafter unless written notice is given by either party. Currently in progress is an information technology project that consists of installing and configuring hardware and software as well as establishing an internal telecommunications and information technology infrastructure. In addition to the information technology project, RPP provides outsourcing services that include monitoring of services under a transition services agreement, human resources, environmental, health and safety, financial and treasury, information technology, legal, intellectual property sales/service, purchasing, logistics and any negotiated additional services or projects. In exchange for providing the mentioned outsourcing services, RPP bills RSM monthly and the charges are composed of the following formula: 33 1/3% of the estimated total salary, bonus, travel reimbursement, benefits and other costs payable by RPP to its Chief Financial Officer, General Counsel, Director of Human Resources, Chief Information Officer, Chief Administrative Officer and Director of Environmental Health and Safety, plus an amount equal to any incremental cost incurred by RPP in connection with the provision of the services multiplied by 1.075 and an amount equal to all out of pocket expenses incurred by RPP in providing the services. In addition, RSM grants options to purchase common units of RSM to certain members of the management, employees or independent contractors of RPP who are involved in the provision or oversight of the services. As of September 30, 2004, RPP has billed or accrued $7 million related to the MSA and information technology project, of which $5 million was paid, resulting in a balance of $2 million at September 30, 2004. The actual expenses incurred, offset by the reimbursements from RSM, are recorded in selling, general, and administrative expenses. Therefore, the mark-up related to these costs is included as a reduction of selling, general, and administrative expenses and have been insignificant to date.

10. Segment Information

     Using guidelines set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has identified three reportable segments based on geographic and customer information: (i) U. S., (ii) Europe and Africa, and (iii) Asia Pacific. Management operates its business through geographic regions and is not organized nor does it prepare discreet financial information by product line within the geographic regions.

     Selected financial data by geographic region are presented below (in millions of U. S. dollars):

		Europe
		and	Asia
	U.S.	Africa	Pacific	Elimination	Total
As of and for the three months ended September 30, 2004:
Revenues from external customers	$109	$136	$—	$—	$245
Inter-segment revenues	9	3	—	(12)	—
Operating income	—	8	—	—	8
Net income (loss)	(18)	6	—	—	(12)
Total assets	462	381	1	—	844
As of and for the three months ended September 30, 2003:
Revenues from external customers	$89	$100	$—	$—	$189
Inter-segment revenues	3	2	—	(5)	—
Operating income (loss)	6	(4)	(1)	—	1
Net loss	(6)	(2)	—	—	(8)
Total assets	462	368	1	—	831

		Europe
		and	Asia
	U.S.	Africa	Pacific	Elimination	Total
As of and for the nine months ended September 30, 2004:
Revenues from external customers	$315	$391	$2	$—	$708
Inter-segment revenues	19	14	—	(33)	—
Operating income	4	14	—	—	18
Net income (loss)	(51)	9	—	—	(42)
Total assets	462	381	1	—	844
As of and for the nine months ended September 30, 2003:
Revenues from external customers	$263	$321	$2	$—	$586
Inter-segment revenues	7	7	—	(14)	—
Operating income (loss)	15	(10)	—	—	5
Net income (loss)	(24)	(7)	1	—	(30)
Total assets	462	368	1	—	831

     Sales revenues are attributed to geographic regions based on the location of the manufacturing facility and/or marketing company and are not based on location of customer. Inter-segment amounts represent sales transactions within and between geographic regions.

11. Income Taxes

     Deferred taxes result from differences between the financial and tax bases for assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. At September 30, 2004, we had net operating loss carry forwards for income tax purposes in various tax jurisdictions. We anticipate taxable income in future years will allow us to utilize the net operating loss carry forwards that have not had a valuation allowance placed against them. It was recognized that it is more likely than not that certain net operating loss carry forwards in certain tax jurisdictions will not be realized as a result of current and future taxable income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset realization. The valuation allowance increased by $19 million to offset the increased net operating losses that were generated in the nine months ended September 30, 2004. The valuation allowance balance as of September 30, 2004 was $53 million.

12. Commitments and Contingencies

     In the ordinary course of business, the Company is subject to various laws and regulations and, from time to time, litigation. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or results of operations of the Company. Except for the dispute with Shell regarding the U. S. phenol contract referred to in Note 9 above, management is not aware of any material pending actions against the Company.

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

     As of September 30, 2004, the Company has assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. For environmental conditions that existed prior to November 2000, the Company’s environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, management believes that the Company maintains adequate insurance coverage, subject to deductibles, for environmental remediation activities.

13. Supplemental Cash Flow Information

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

14. Other Revenue

     In 2002 and 2001, the Company entered into BPA technology license agreements wherein the Company granted non-exclusive licenses to third parties to use RPP LLC’s technology to construct, operate and maintain and/or repair one licensed plant for the manufacture of BPA. In addition to the grant to use the license, the Company will also provide technical assistance in the design, engineering, procurement, training, commissioning and/or start-up of the licensed plant. Revenues from the sale of the BPA technology license and related support services have been and will be recognized using the percentage of completion method. For the three and nine months ended September 30, 2004, $0.118 million and $1.1 million has been recognized as Other Revenues related to the sale of the BPA technology licenses.

     In May 2002, the Company entered into an exclusive and irrevocable option with a third party to execute a long-term supply contract, wherein the Company received $4.2 million. In June 2002, the Company executed a calcium chloride supply agreement with the third party for fifteen years. Revenues from the sale of the option are recognized on a straight line basis over fifteen years consistent with the duration of the supply agreement. For the three and nine months ended September 30, 2004, $0.07 million and $0.21 million have been recognized as Other Revenues related to the sale of the option.

15. Deferred Revenue

     Deferred revenue includes the unamortized balances related to the sale of the BPA technology licenses and the sale of the exclusive and irrevocable option to execute a long-term supply contract. As of September 30, 2004, the balance included in Deferred Revenue for the sale of BPA technology licenses and the sale of the option was $1 million and $4 million, respectively.

16. Constructive Distribution

     Historically, RPPI has made capital contributions to the Company relating to reimbursements of certain pension costs for each respective year under the Master Sales Agreement dated November 14, 2000 and related ancillary agreements. Conversely, the Company has made constructive distributions to RPPI in prior periods relating to reimbursements of certain pension costs. For the nine months ended September 30, 2004, the Company paid a constructive cash distribution of $0.9 million to Shell through RPPI, of which $0.4 million was previously accrued, relating to the same reimbursements of certain pension costs in accordance with the Master Sales Agreement dated November 14, 2000 and related ancillary agreements.

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

     You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Overview

     As a manufacturer and global supplier of epoxy resins, our results of operations have been negatively impacted by external factors such as high energy costs and variable demand. High energy costs such as the increasing price of crude oil and related petrochemical products and the higher cost of natural gas have translated into significant increases in our raw material costs. The slow economic recovery resulted in soft demand for our products and therefore continued overcapacity in the industry. Excess capacity had limited our ability to raise prices on most of our epoxy resin products. During the nine months ended September 30, 2004, we have seen a strengthening of demand for our products and as a result, we have been successful in raising prices on certain products; however, raw materials have increased at a higher rate. We remain cautious due to continued high energy and feedstock costs. As a result, our gross profit margins continue to be at an unsatisfactory level.

     Our liquidity and capital resources have also been negatively impacted by our sustained reduced margins and high level of debt. To provide relief and financial flexibility under our credit agreement, in 2003 we issued $340 million of senior secured and senior second secured notes, repaid the term loan bank debt, and amended the credit agreement. At September 30, 2004, we had long-term debt outstanding of $673 million.

     For a detailed discussion of our results of operations, liquidity and capital resources, see the captions below under “-Results of Operations” and “-Liquidity and Capital Resources”.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting polices are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2004.

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company’s consolidated statements of operations, expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%
Cost and expenses:
Purchase and variable product costs	72	69	72	70
Operating expenses	12	15	13	14
Selling, general and administrative	6	7	6	7
Depreciation and amortization	5	6	5	6
Research and development	2	2	2	2

Total	97	99	98	99
Operating income	3	1	2	1
Income from equity investment	—	—	—	—
Interest expense, net	8	10	8	10

Loss before income taxes (benefit)	(5)	(9)	(6)	(9)
Income tax expense (benefit)	—	(5)	—	(4)

Net loss	(5)%	(4)%	(6)%	(5)%

EBITDA (1)	8%	7%	7%	7%

(1) EBITDA represents loss before income taxes, interest expense, net, and depreciation and amortization. EBITDA is presented because it is used by investors to analyze and compare operating performance, which includes a company’s ability to service and/or incur debt. In addition, management focuses on EBITDA and adjustments to EBITDA because they are used as internal performance measures. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with United States generally accepted accounting principles (“GAAP”) or as a measure of a company’s profitability or liquidity. EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies. For a reconciliation of EBITDA to net loss, see page 21.

          The following is a discussion of significant financial statement items related to our consolidated statements of operations. See Note 10 to the unaudited consolidated financial statements for segment information.

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

Purchases and Variable Product Costs

          Purchases and variable product costs are primarily comprised of feedstock costs. Feedstock costs are driven primarily by market conditions and exchange rates as volumes are generally consistent year over year. The significant feedstocks for which we are highly sensitive to market prices are phenol, acetone, propylene and chlorine. We purchase chlorine, a primary raw material for ECH, under long-term supply contracts with third parties, priced at a margin above production cost. We also purchase propylene, the other primary raw material for ECH, under long-term supply agreements with Shell that are based on market price less negotiated volume discounts. We purchase phenol and acetone, the primary raw materials for BPA, under supply contracts with Shell and other third parties that are based on discounted market prices and input-cost formulae. Because we are co-located with Shell at several of our facilities, our transportation and logistics costs for certain raw materials which Shell provides to us are also reduced. Variable manufacturing costs other than raw materials, which are primarily utilities, are also a significant component of this line item. Purchases and variable costs are reduced by the sale of by-products generated during the manufacturing process, primarily hydrochloric acid.

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

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses are comprised primarily of costs associated with non-manufacturing, non-research and development operations, including management, accounting, treasury, information technology, marketing and sales, and legal. This includes costs associated with health, safety and environmental activities. Additionally, selling, general and administrative expenses include the expenses incurred, offset by the reimbursements from RSM, related to the Management Services Agreement described in Note 9 to the unaudited consolidated financial statements.

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

Income Tax Expense (Benefit)

          The Company is organized as a limited liability company and is not subject to U. S. income tax. Income tax information presented includes U. S. income taxes attributed to the Company’s operations that are the responsibility of the Company’s sole beneficial owner, RPP Holdings LLC.

Third Quarter of 2004 and 2003 Compared

     Revenues

          Total revenues increased by $56 million, or 30%, to $245 million compared to the prior year quarter. The increase in revenues is a result of higher average prices and volumes. The increase in average prices was primarily attributable to price increases on certain products and the impact of a weaker dollar on our Euro-related sales. Overall average prices increased by 21% from the prior year period; however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices increased 17%. Overall volumes increased by 6% from the prior year period primarily due to stronger demand. The $56 million increase in revenues consists of $44 million, or 79%, increase in prices and $12 million, or 21%, increase in volumes.

     Purchases and Variable Product Costs

          Purchases and variable product costs increased by $46 million, or 35%, to $176 million. This increase was largely driven by higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products and higher sales volume, partially offset by $12 million related to a previously announced cost reduction program instituted at the beginning of 2004. The $46 million increase in purchases variable costs consists of $38 million, or 83%, increases in prices and $8 million, or 17%, increases in volumes.

     Operating Expenses

          Operating expenses increased by $1 million, or 3%, to $30 million. The increase is primarily due to higher maintenance costs, increased turn around activity and foreign currency impact, partially offset by $2 million related to a previously announced cost reduction program instituted at the beginning of 2004.

     Selling, general and administrative

          Selling, general and administrative costs increased by $1 million, or 8%, to $14 million. The increase is due to foreign currency impact and increased costs of additional marketing and sales personnel, partially offset by $1 million related to a previously announced cost reduction program instituted at the beginning of 2004.

     Research and Development

          Research and development costs increased by $1 million, or 25%, to $5 million. The increase is primarily due to product safety studies undertaken in conjunction with various industry groups and foreign currency impact.

     Operating Income

          Operating income increased by $7 million to $8 million in 2004. The increase was primarily due to the increases in revenues, partially offset by increases in purchase and variable product costs, operating expenses, selling, general and administrative costs, and research and development costs.

     Interest expense, net

          Interest expense, net increased by $2 million, or 11%, to $20 million. The increase is due to higher average outstanding debt balances and higher average interest rates related to the issuance of $140 million of senior secured notes and refinancing of the credit agreement in December of 2003.

     Loss before Income Taxes

          Loss before income taxes decreased by $5 million to a $12 million loss in 2004. The decrease is due to the increased operating income, partially offset by higher interest expense.

     Income Tax Expense (Benefit)

          Income tax expense increased by $9 million in 2004. The increase in expense is primarily related to an increase in the valuation allowance for our deferred tax assets, and by the decreased loss before income taxes. The increase in the valuation allowance results from recognizing that it is more likely than not that certain net operating loss carry forwards in certain tax jurisdictions will not be realized as a result of current and future taxable income. Accordingly, the valuation allowance has been increased in the current quarter to reflect lower than anticipated net deferred tax asset realization. The valuation allowance increased by $7 million to offset the increased net operating losses that were generated in the three months ended September 30, 2004.

     Net Loss

          Net loss increased by $4 million to a $12 million loss in 2004. The increase was due to decreased income tax benefit, partially offset by decreased loss before income taxes.

     EBITDA

          EBITDA increased by $7 million, or 54%, to $20 million. The increase was primarily due to the increases in revenues, partially offset by increases in purchase and variable product costs, operating expenses and research and development costs. For a reconciliation of EBITDA and Net Loss, see page 21.

Nine Months Ended September 30, 2004 Compared to September 30, 2003

     Revenues

          Total revenues increased by $122 million, or 21%, to $708 million compared to the prior year. The increase in revenues is a result of higher average prices and volumes. The increase in average prices was primarily attributable to price increases on certain products and the impact of a weaker dollar on our Euro-related sales. Overall average prices increased by 12% from the prior year period; however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices increased 6%. Overall volumes increased by 8% from the prior year period primarily due to stronger demand. The $122 million increase in revenues consists of $73 million, or 60%, increase in prices and $49 million, or 40%, increase in volumes.

     Purchases and Variable Product Costs

          Purchases and variable product costs increased by $95 million, or 23%, to $507 million. This increase was largely driven by higher prices and higher sales volume for feedstocks due to the increasing price of crude oil and related petrochemical products, partially offset by $23 million related to a previously announced cost reduction program instituted at the beginning of 2004. The $95 million increase in purchases and variable costs consists of $61 million, or 64%, increase in prices and $34 million, or 36%, increase in volumes.

     Operating Expenses

          Operating expenses increased by $8 million, or 10%, to $91 million. The increase is primarily due to higher maintenance costs, increased turn around activity and foreign currency impact, partially offset by $5 million related to a previously announced cost reduction program instituted at the beginning of 2004.

     Selling, general and administrative

          Selling, general and administrative costs increased by $4 million, or 10%, to $43 million. The increase is due to foreign currency impact and costs of additional marketing and sales personnel, partially offset by $3 million related to a previously announced cost reduction program instituted at the beginning of 2004.

     Research and Development

          Research and development costs increased by $2 million, or 17%, to $14 million. The increase is primarily due to product safety studies undertaken in conjunction with various industry groups and foreign currency impact.

     Operating Income

          Operating income increased by $13 million to $18 million in 2004. The increase was primarily due to the increases in revenues, partially offset by increases in purchase and variable product costs, operating expenses, selling, general and administrative costs and research and development costs.

     Interest expense, net

          Interest expense, net increased by $2 million, or 4%, to $59 million. The increase is due to higher average outstanding debt balances and higher average interest rates related to the issuance of $140 million senior secured notes in December of 2003 and $200 million senior second secured notes in April and May 2003, partially offset by a $6 million write-off of deferred financing costs included in the prior year period.

     Loss before Income Taxes

          Loss before income taxes decreased by $10 million to a $41 million loss in 2004. The decrease is mainly driven by increased operating income, partially offset by increased interest expense, net.

     Income Tax Expense (Benefit)

          Income tax expense increased by $22 million to a $1 million expense in 2004. The increase in expense is primarily related to an increase in the valuation allowance for our deferred tax assets, and by the decreased loss before income taxes. The increase in the valuation allowance results from recognizing that it is more likely than not that certain net operating loss carry forwards in certain tax jurisdictions will not be realized as a result of current and future taxable income. Accordingly, the valuation allowance has been increased in the nine months ended September 30, 2004 to reflect lower than anticipated net deferred tax asset realization. The valuation allowance increased by $19 million to offset the increased net operating losses that were generated in the nine months ended September 30, 2004.

     Net Loss

          Net loss increased by $12 million to $42 million in 2004. The increase was due to increased income tax expense, partially offset by decreased loss before income taxes.

     EBITDA

          EBITDA increased by $12 million, or 29%, to $53 million. The increase was primarily due to the increases in revenues, partially offset by increases in purchase and variable product costs, operating expenses, selling, general, and administrative.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(12)	$(8)	$(42)	$(30)
Income tax expense (benefit)	—	(9)	1	(21)
Interest expense, net	20	18	59	57
Depreciation and amortization	12	12	35	35

EBITDA	$20	$13	$53	$41

Liquidity and Capital Resources

     General

     During the nine months ended September 30, 2004, our operating cash flow was less than our working capital needs. As a result, our cash and cash equivalents decreased by $44 million from December 31, 2003. Cash and cash equivalents remained at $5 million as of September 30, 2004 compared to the balance as of September 30, 2003. Our working capital requirements principally include accounts receivable, product and raw materials inventory, labor, equipment and debt service costs. We expect to continue to finance our operations through net cash provided by operating activities, existing cash and cash equivalents on hand, and borrowings under our revolving credit facility and to the extent needed, sales of assets. As a result of our high level of debt, we will have to continue to generate significant cash flows through operating activities, borrowings and asset sales to meet our current debt service requirements. For a discussion of factors affecting our operating cash flows, see “-Outlook for Remainder of 2004” below.

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

     Series of Note Issuances

     The $328 million aggregate principal amount of 13½% Senior Subordinated Notes due 2010 were issued in private offerings pursuant to Rule 144A and Regulation S under the Securities Act of 1933 in 2000, 2001 and 2002 by RPP LLC and RPP CC. These notes were subsequently exchanged with a registered identical series of notes with the Securities and Exchange Commission in 2001, 2002 and 2003, respectively. The $328 million of 13½% Senior Subordinated Notes are senior subordinated unsecured obligations ranking junior in right of payment to all of our existing and future senior debt and all liabilities of our subsidiaries that do not guarantee the notes. The proceeds from the issuance of $200 million of the 13½% Senior Subordinated Notes in November 2000 were used to finance in part the recapitalization and related transaction costs and expenses. The net proceeds from the issuance of $75 million of the 13½% Senior Subordinated Notes issued in November 2001 and $53 million of the notes issued in December 2002 were used to repay borrowings under the Credit Agreement (as defined below). Interest on the 13½% Senior Subordinated Notes is payable semi-annually in cash on each May 15 and November 15. The 13½% Senior Subordinated Notes mature on November 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after November 15, 2005, at the specified redemption prices set forth under the related indenture.

     The $200 million aggregate principal amount of 9½% Senior Second Secured Notes Due 2010 were issued in two separate private offerings pursuant to Rule 144A and Regulation S under the Securities Act of 1933 in 2003 by RPP LLC and RPP CC. These notes were treated as an identical series of notes under the indenture and subsequently exchanged with a registered identical series of notes with the Securities and Exchange Commission in 2003. The $200 million of 9 ½% Senior Second Secured Notes are senior secured obligations ranking equal in right of payment to all of our existing and future senior debt and senior in right of payment with all of our existing and future subordinated indebtedness. The $200 million of 9½% Senior Second Secured Notes are secured by a junior lien, subject to permitted liens, on all of our domestic assets (subject to certain exceptions) that secure our obligations under the Credit Agreement (as defined below) and a portion of the capital stock of our direct and indirect domestic subsidiaries and direct foreign subsidiaries. Interest is payable semi-annually in cash on April 15 and October 15. The proceeds, net of $7 million of debt issue costs, from the offerings were used to repay borrowings under the Credit Agreement among RPP LLC, RPP CC, RPPI, Resolution Europe B.V. (the “Borrowers”) and the various lenders party thereto, dated as of November 14, 2000 as amended, the “Credit Agreement” and for general corporate purposes, including working capital. The 9½% Senior Second Secured Notes mature on April 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after April 15, 2006, at the specified redemption prices set forth under the related indenture.

     The $140 million aggregate principal amount of 8% Senior Secured Notes Due 2009 were issued in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933 in 2003 by RPP LLC and RPP CC. These notes were subsequently exchanged with a registered identical series of notes with the Securities and Exchange Commission in February 2004. The $140 million of 8% Senior Secured Notes are senior secured obligations ranking equal in right of payment to all of our existing and future senior debt and senior in right of payment with all of our existing and future subordinated indebtedness. The 8% Senior Secured Notes are secured by a lien, subject to permitted liens, on all of our domestic assets (subject to certain exceptions) that secure our obligations under the Credit Agreement and a portion of the capital stock of our direct and indirect domestic subsidiaries and direct foreign subsidiaries. Our obligations under the 8% Senior Secured Notes and our obligations under the 9½% Senior Second Secured Notes are secured by liens on the same collateral. By virtue of the lien priority, the 8% Senior Secured Notes are effectively senior to the obligations under the 9½% Senior Second Secured Notes to the extent of the value of the collateral securing such notes. Interest is payable semi-annually in cash on December 15 and June 15, beginning June 15, 2004. The proceeds, net of $4 million of debt issue costs from the offering of the 8% Senior Secured Notes, were used to repay borrowings under the Credit Agreement and general corporate purposes, including working capital. The 8% Senior Secured Notes mature on December 15, 2009 and may be redeemed in whole at any time or in part from time to time, on and after December 15, 2006, at the specified redemption prices set forth under the related indenture.

     Credit Agreement

     The Credit Agreement currently provides for a six-year $75 million revolving credit facility, the Euro equivalent of which is also available, to be used for, among other things, working capital and general corporate purposes of RPP LLC and Resolution Europe BV (the “Borrowers”), including without limitation, certain permitted acquisitions. The revolving credit facility also includes a sub-limit for letters of credit in an amount not to exceed $50 million. At September 30, 2004, there were no amounts outstanding under the revolving credit facility and $3 million in outstanding letters of credit. At September 30, 2004, we had additional borrowing capacity under the Credit Agreement of $72 million. During the nine months ended September 30, 2004, we had $59 million in borrowings and $59 million in repayments under the Credit Agreement. As of September 30, 2004, we were in compliance with the borrowing base limit of the Credit Agreement.

     Borrowings that are maintained as loans under the revolving credit facility denominated in dollars accrue interest at either Citibank’s prime lending rate or the Eurodollar rate plus, in each case, a margin ranging from 1.25% to 3.00%, which margin is dependent upon our leverage, as determined on a quarterly basis. Interest rates on loans under the revolving credit facility denominated in Euros accrue interest at the Euro rate, in each case, a margin ranging from 2.25% to 3.00% depending on our leverage, as determined on a quarterly basis.

     Interest period elections generally range from one to six months, or to the extent available, nine or twelve months for Eurodollar and Euro rate loans. With respect to Eurodollar loans and Euro rate loans, interest is payable at the end of each interest period or, for interest periods longer than three months, at least every three months.

     With respect to base rate loans under the Credit Agreement, interest is payable quarterly on the last business day of each fiscal quarter. The calculation of all interest is based on the actual number of days elapsed in a year comprising 360 days. For each drawn letter of credit, we are required to pay a per annum fee equal to the spread over the Eurodollar rate for the revolving credit facility, a fronting fee equal to 1/4 of 1% on the aggregate daily stated amount of each letter of credit, plus administrative charges. Additionally, we will pay a commitment fee ranging from 0.375% to 0.500% per annum, depending on our leverage ratio, which is payable quarterly on the average unused available portion of the revolving credit facility.

     The loans incurred under the Credit Agreement by RPP LLC and Resolution Europe B.V. are guaranteed by RPP Inc. and all of our existing and future direct and indirect wholly-owned domestic subsidiaries. The U.S. loans under the Credit Agreement are secured by a perfected security interest in substantially all of our properties and assets and our direct and indirect wholly-owned domestic restricted subsidiaries, now owned or acquired later, including a pledge of all capital stock and notes owned by us and our domestic restricted subsidiaries; provided that no more than 65% of the stock of our foreign subsidiaries is required to be pledged in respect of such loans. In addition, loans incurred under the Credit Agreement by Resolution Europe B.V. (f/k/a Resolution Nederland B.V.), a subsidiary of RPP LLC, are guaranteed by RPP Inc., us and all of our existing and future direct and indirect domestic and material foreign subsidiaries (the “Non-U.S. Guarantors”), subject to exceptions and restrictions. The obligations of Resolution Europe B.V. and the Non-U.S. Guarantors are secured by a perfected security interest in the assets described above and in certain material property and assets owned by Resolution Europe B.V. and the Non-U.S. Guarantors.

     Equipment Leases

     During 2001, we entered into five to seven year leases for equipment at an aggregate annual rental of $0.3 million. The equipment has been capitalized at its fair market value of $1.2 million, which approximated the present value of the minimum lease payments. During 2002, we entered into a number of thirty-six month leases for equipment at an aggregate annual rental of $0.8 million. The equipment has been capitalized at its fair market value of $2.3 million, which approximates the present value of the minimum lease payments. As of September 30, 2004, $1 million of these capital leases was outstanding. We will continue to review entering into capital lease agreements as alternate sources of financing with favorable interest rates as opportunities arise.

     Insurance Notes

     Each year we enter into trade notes with a funding corporation to finance our insurance premiums. Payments on these trade notes were approximately $4.5 million for the nine months ended September 30, 2004 and there was $1.1 million outstanding as of September 30, 2004 under these trade notes. We plan to enter into a similar arrangement for a similar amount to finance our insurance needs in the future.

     Cash Flows

     For the nine months ended September 30, 2004, net cash used for operating activities was $25 million, net cash used for investing activities was $16 million and net cash used for financing activities was $3 million. Investing activities primarily consisted of expenditures for property, plant and equipment. For the nine months ended September 30, 2003, net cash used for operating activities was $28 million, net cash used in investing activities was $12 million and net cash provided by financing activities was $41 million. Investing activities primarily consisted of expenditures for property, plant and equipment. Net cash provided by financing activities was primarily related to the refinancing activity of our credit facility with the issuance of the $200 million aggregate principal amount of 9½% Senior Second Secured Notes Due 2010.

     Our management uses EBITDA as an internal performance measure rather than a measure of our liquidity. Our cash flow from operations has been significantly different than our EBITDA. For example, for the nine months ended September 30, 2004, our EBITDA was $53 million, but our net cash used for operating activities was $25 million and capital expenditures were $16 million.

     Capital Expenditures

     Expenditures for property, plant and equipment totaled $16 million and $13 million for the nine months ended September 30, 2004 and 2003, respectively. The $13 million spent in 2003 is made up of $18 million gross amount for operational projects net of $5 million environmental indemnification recovery.

     Because we have an established infrastructure in place, our capital expenditures are generally not for the building of new plants but for their major maintenance, mandatory environmental projects, occasional incremental expansion or cost reduction/efficiency improvement where justified by the expected return on investment. We expect our capital expenditures for 2004 to be approximately $25 million.

Outsourcing Services

     During the second quarter of 2004, we commenced providing outsourcing services to Resolution Specialty Materials LLC (“RSM”), an affiliate of Apollo, under the Management Services Agreement (“MSA”). The agreement was executed on May 27, 2004 and has an initial term of three years with automatic renewal for one-year periods thereafter unless written notice is given by either party. Currently in progress is an information technology project that consists of installing and configuring hardware and software as well as establishing an internal infrastructure. In addition to the information technology project, RPP provides outsourcing services that include monitoring of services under a transition services agreement, human resources, environmental, health and safety, financial and treasury, information technology, legal, intellectual property sales/service, purchasing, logistics and any negotiated additional services or projects. In exchange for providing the mentioned outsourcing services, RPP bills RSM monthly and the charges are composed of the following formula: 33 1/3% of the total salary, bonus, travel reimbursement, benefits and other costs payable by RPP to its Chief Financial Officer, General Counsel, Director of Human Resources, Chief Information Officer, Chief Administrative Officer and Director of Environmental Health and Safety, plus an amount equal to any incremental cost incurred by RPP in connection with the provision of the services multiplied by 1.075 and an amount equal to all out of pocket expenses incurred by RPP in providing the services. In addition, RSM will grant options to purchase common units of RSM to the management, employees or independent contractors of RPP who are involved in the provision or oversight of the services. As of September 30, 2004, RPP has billed or accrued $7 million related to the MSA and information technology project, of which $5 million was paid, resulting in a remaining balance of $2 million at September 30, 2004. The mark-up related to the costs billed are included as a reduction of selling, general, and administrative expenses and have been insignificant to date.

Outlook for Remainder of 2004

     We have begun to experience an improvement in demand from the markets we serve. If the global recovery continues, volumes should continue to rebound. As a result, the supply and demand dynamics for our products will be more likely to support price increases in our markets. Raw material prices increased in 2003 and the first nine months in 2004 due to political instability in the Middle East (including the conflict in Iraq), supply disruptions, recently increased demand for hydrocarbons, and plant turnarounds of various suppliers. There can be no assurances that (a) any sustained global recovery will occur during the remainder of 2004, (b) we will be able to realize margins we have historically achieved as feedstock costs decline, or (c) our feedstock costs will not continue to rise faster than our product selling prices and therefore, continue to reduce our margins.

     If global economic growth is sustained, we believe that demand for epoxy resin products will continue to improve in the remainder of 2004 from 2003 levels, as described above. We have announced epoxy resin products price increases for fourth quarter 2004 in all markets we serve. We believe epoxy resin products price increases will be announced and implemented in subsequent quarters to help offset the continuing raw material price increases. During the first half of 2004, the industry generally had been unable to successfully achieve price increases on epoxy resin products, although some price increases were achieved toward the end of the second quarter. During the third quarter, price increases were also achieved at a higher level.

     The new cost reduction program we instituted at the beginning of 2004 focused primarily on variable costs to improve our margins. These cost reductions relate to (i) improvements in the contractual price of certain feedstocks which we have negotiated or expect to be implemented, and (ii) specific projects at each of our plants which will result in higher efficiency in the consumption of raw materials and the lower usage of utilities, thereby reducing the cost of production independent of changes in the markets for our feedstocks or energy. In addition, as part of our cost reduction program, we have taken and will continue to take actions to eliminate certain additional fixed costs. The benefits of the cost reduction program were expected to represent $20 million to $30 million annually. The implementation costs of this program are not expected to be material. For the nine months ended September 30, 2004, we have exceeded our initial expectations and have realized $31 million of the expected annual cost reductions for 2004, a portion of which is related to the U. S. phenol contract. See Note 9 to the consolidated financial statements for further discussion of the U. S. phenol contract.

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

     We accrue for environmental liabilities when the liability is probable and the costs are reasonably estimable. As of September 30, 2004, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology. This assessment is based on the lack of evidence of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, for incidents occurring after the closing date of the recapitalization transaction, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

Effects of Currency Fluctuations

     We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our unaudited consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with Euro-related currencies also being significant. For the nine months ended September 30, 2004, 56% of our total revenues and 55% of our total expenses were from companies incorporated outside the United States. For the nine months ended September 30, 2003, 55% of our total revenues and 57% of our total expenses were from companies incorporated outside the United States. A substantial amount of assets and liabilities outside the United States are denominated in the Euro. The average exchange rate of the Euro to the U. S. dollar was approximately 1.226 and 1.112 for the nine months ended September 30, 2004 and 2003, respectively. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the Euro relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on Euro-denominated debt, including certain borrowings under the Credit Agreement, and U.S. dollar denominated debt, including the notes and certain borrowings under the Credit Agreement.

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

     There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Such risks, uncertainties and other important factors include, among others:

-	general economic and business conditions; including those influenced by international and geopolitical events such as the war with Iraq and any future terrorist attacks;

-	the continuing decrease in our net income over the last three years;

-	Industry trends;

-	increases in our leverage;

-	changes in our ownership structure;

-	restrictions contained in our debt agreements;

-	the continuity or replacement of systems and services being provided to us by Shell or its affiliates;

-	changes in business strategy, development plans or cost savings plans;

-	competition;

-	changes in distribution channels or competitive conditions in the markets or countries where we operate;

-	the highly cyclical nature of the end-use markets in which we participate;

-	the loss of any of our major customers;

-	raw material costs and availability;

-	ability to attain and maintain price increases for our products;

-	changes in demand for our products;

-	availability of qualified personnel;

-	foreign currency fluctuations and devaluations and political instability in our foreign markets;

-	the loss of our intellectual property rights;

-	availability, terms and deployment of capital;

-	changes in, or the failure or inability to comply with, government regulation, including environmental regulations; and

-	increases in the cost of compliance with laws and regulations, including environmental laws and regulations.

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

     Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our “internal controls and procedures for financial reporting” (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and subject to the limitations noted above, the Disclosure Controls are effective at the reasonable assurance level to timely alert management to material information related to the Company during the periods reports are prepared. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation. In addition, there have been no changes in the Company’s internal control over financial reporting that have occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     On August 26, 2004, the Company filed a lawsuit in the District Court of Harris County, Texas against Formosa Plastics Corporation and certain individuals alleging unlawful conduct including unfair competition, misappropriation of trade secrets, fraud and conspiracy. In the lawsuit, the Company is seeking damages of at least $100 million.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	CEO Section 302 certification

31.2	CFO Section 302 certification

32	CEO and CFO Section 906 certification

(b)	Reports on Form 8-K.

On August 2, 2004, the Company filed a Current Report on Form 8-K to disclose the second quarter 2004 results earnings press release under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition.”

On September 9, 2004, the Company filed a Current Report on Form 8-K to disclose a lawsuit that it filed against Formosa Plastics Corporation and certain individuals under “Item 8.01. Other Events.”

On September 11, 2004, the Company filed a Current Report on Form 8-K to disclose it entered into an employment agreement with Layle K. Smith under “Item 1.01. Entry into a Material Definitive Agreement” and “Item 5.02(c). Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLUTION PERFORMANCE PRODUCTS LLC

Date: November 4, 2004	By:	/s/ David S. Graziosi

David S. Graziosi, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

RPP CAPITAL CORPORATION

Date: November 4, 2004	By:	/s/ David S. Graziosi

David S. Graziosi, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

(a)	Exhibits

31.1	CEO Section 302 certification

31.2	CFO Section 302 certification

32	CEO and CFO Section 906 certification