Form 10-K
period 2004-12-31
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2005-04-01
CIK 1132423, 1132424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

RESOLUTION PERFORMANCE PRODUCTS LLC	YES ☒	NO ☐

RPP CAPITAL CORPORATION	YES ☒	NO ☐

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

Yes ☐     No ☒

At February 1, 2005, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation, none of which was held by non-affiliates of the Registrants.   At December 31, 2004, the market value of the voting and non-voting common equity of each of Resolution Performance Products LLC and RPP Capital Corporation held by non-affiliates was zero.

Documents Incorporated by Reference: None

RESOLUTION PERFORMANCE PRODUCTS LLC

RPP CAPITAL CORPORATION

FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

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

Unless otherwise indicated in this report, (1) the terms “RPP LLC,” “we,” “our,” “ours” and “us” refer to Resolution Performance Products LLC and its subsidiaries, including the non-U.S. subsidiaries acquired in connection with or following the recapitalization described below, or, where the context requires, the operations of our predecessor, the epoxy resins and Versatic acids and derivatives business of the Royal Dutch/Shell Group of Companies (together with its affiliates, “Shell”), (2) the term “RPP Capital” refers to RPP Capital Corporation, our wholly-owned subsidiary and a co-obligor on our 13 1/2% Senior Subordinated Notes due 2010, 9 ½% Senior Second Secured Notes due 2010 and 8% Senior Secured Notes due 2009, (3) the term “Issuers” refers to RPP LLC and RPP Capital, (4) the term “RPP Inc.” refers to Resolution Performance Products Inc., our parent company, formerly known as Shell Epoxy Resins Inc., and (5) the term “RPP B.V.” refers to Resolutions Holdings B.V., our wholly-owned subsidiary. The financial data included in this report relating to the period prior to the November 2000 recapitalization come from the financial statements of the epoxy resins and Versatic acids and derivatives business of Shell.

On March 29, 2005, we filed a Form 8-K with the SEC disclosing an error in the accounting for the valuation allowance for deferred tax assets resulting in a restatement of the financial statements for the year ended December 31, 2003, and each of the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively.  Accordingly, we hereby amend and restate our Annual Report on Form 10-K filed on March 16, 2004, our Quarterly Report on Form 10-Q filed on May 7, 2004, our Quarterly Report on Form 10-Q filed on August 3, 2004 and our Quarterly Report on Form 10-Q filed on November 4, 2004 (“prior period filings”).  The restatements of the prior period filings correct an error in the determination of the valuation allowance for deferred tax assets dating back to December 31, 2003.  See the disclosure under the heading “Restatement” in Note 2 to the consolidated financial statements appearing elsewhere in this report.  These restatements only impact changes to income taxes (benefit), net loss, deferred tax assets and owner’s deficit and have no impact on cash from operating activities, operating income, loss before income taxes or EBITDA. All other information is unchanged and reflects the disclosures made at the time of the original prior period filings.

For a discussion of the impact of the restatements, please see Item 6. “Selected Financial Data,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8. “Financial Statements and Supplementary Data, and Item 15, “Exhibits and Financial Statement Schedules.”

PART I

ITEM 1.   BUSINESS

Overview

We are one of the leading worldwide manufacturers and developers of epoxy resins and are also the leading global manufacturer of Versatic acids and derivatives. Epoxy resins are chemicals primarily used in the manufacture of coatings, adhesives, printed circuit boards, fiber reinforced plastics and construction materials because of their excellent adhesion, effective corrosion resistance, strong electrical insulation and mechanical strength properties. Products containing epoxy resins serve a wide range of end-use industries, including automotive, aerospace, electrical, construction and industrial maintenance and food and beverage container coatings. Versatic acids and derivatives are specialty products which complement our epoxy resin product offerings in the coatings, adhesives and construction applications. We focus on providing our customers with specialty “systems and solutions,” which are packages of basic and specialty epoxy resins combined with curing agents and other materials that are designed to meet the specific technical requirements of our customers. Many of our products are developed and formulated for specific end-customer products and applications, where the purchasing decisions are driven primarily by product performance, technical specifications and the ability to deliver customized service and solutions rather than solely by price.

We are a global business with customers in multiple geographic regions.  Regional sales from external customers based on segment information consist of the following:  the Americas 43% and Europe/Asia Pacific 57% of revenues for the year ended December 31, 2004.  Geographic segment information is contained in Note 14 to the consolidated financial statements included elsewhere in this filing.  These customers are served by our global sales and customer service network and by manufacturing facilities located in in North America and Europe. We manufacture the two principal components, or intermediates, of epoxy resins, which are bisphenol-A, or BPA, and epichlorohydrin, or ECH, and we operate two of the three largest liquid epoxy resins manufacturing plants in the world. This backward integration and world-scale manufacturing capability provides us with a competitive cost, position and reliable supply of intermediates for the production of epoxy resins. We believe that our leading market position in the epoxy resins and Versatics and derivatives industries is primarily attributable to our strategy of offering our customers a broad line of products, technical expertise and product applications support along with being among the world’s low cost producers of epoxy resins.

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

As the leading manufacturer and marketer of Versatic acids and derivatives we take advantage of our manufacturing economies of scale and internally produced ECH supply. Versatic acids and derivatives can be divided into three groups: basic Versatic acids, VeoVa and Cardura.  Basic Versatic acids are used mainly in pharmaceuticals, peroxides and agrochemicals, whereas VeoVa and Cardura are used mainly in decorative and protective coatings and personal care products. Our principal customers for these products operate in the automotive coatings, paint and construction industries, similar to our epoxy resin customers.

We also sell excess production capacity of BPA and ECH to third parties to the extent practical. BPA is a critical component of polycarbonate plastics, which are primarily used in the rapidly growing electrical and electronics market, including computer and business equipment and optical disk applications. Polycarbonate is also used in the automotive and lighting industries. In addition to being used in the manufacture of epoxy resins and Versatic acids and derivatives, ECH is used in water treatment applications.

On November 14, 2000, with an effective date of November 1, 2000, RPP LLC acquired the Epoxy Resins and Versatic Acids and Derivatives business of Shell (the “Transaction”).  On the same dates, simultaneous with the above acquisition, RPP Inc. was acquired by RPP Holdings LLC, an affiliate of Apollo Management IV, L.P., (“Apollo”) in a recapitalization transaction.  RPP Inc., our parent company, was recapitalized in a transaction financed in part by the proceeds from a senior secured credit facility, and a private placement of 13 1/2% Senior Subordinated Notes.  Prior to the recapitalization transaction, RPP Inc. was a wholly-owned subsidiary of Shell.

Industry Overview

We are one of three global producers of liquid epoxy resins, who together accounted for more than half of the 2004 global capacity for LER, which is the foundation product of the industry.  The U.S. and Europe accounted for a significant portion of the industry’s global LER demand and capacity in 2004, with the U.S. and Europe also being  significant exporters of epoxy resins as well.  Due to import tariffs, transportation costs, customer preferences in performance and applications and industry structure, industry dynamics vary by region. In 2004, these three global producers accounted for the majority of LER capacity in the United States and Europe. There are also several other companies, predominantly in Asia and Eastern Europe, most of whom with the exception of Nan Ya usually participate locally and do not have the world-scale manufacturing and logistics capabilities or cost structure to compete as effectively in the epoxy resins industry on a global basis. However, several other producers recently have developed the capability to export to the U.S. and Europe and compete effectively for a portion of the markets.

During the year ended December 31, 2004, prices of our major feedstocks (acetone, chlorine, propylene, and phenol) increased significantly relative to 2003. Historically, feedstock pricing has been an important factor in profitability as there is a lag between feedstock price changes and product price changes. This lag has typically ranged from three to twelve months depending on the magnitude of the feedstock cost change and market dynamics.  As feedstocks continued to increase over already high 2003 levels, we took action to eliminate this lag.  At the end of 2004 substantially all sales were made according to monthly prices, or at prices which RPP could change at any time.

After a relatively flat demand for our epoxy resins in 2002 and 2003, demand for our epoxy resins in 2004 increased significantly. Similarly, the pricing environment for our epoxy resins was positively impacted by increased demand and lack of availability of raw materials in some segments of the market. Overall average prices for the year ended December 31, 2004 also increased significantly over 2003. However, our feedstock costs increased dramatically resulting in compressed margins throughout the first half of 2004. We also experienced compressed margins in our BPA business.  Our Versatics business experienced volume growth while maintaining unit margins.

We believe the Versatic acids and derivatives market had worldwide sales in excess of $190 million in 2004 based on internal market intelligence. Furthermore, we believe that we are the largest supplier of Versatic acids and derivatives in the world with an estimated 75% global market share.  The major competition for our Versatic acids and derivatives business is from alternative products which provide similar, though not exactly comparable, functionality. Cardura and the basic Versatic acids have a particular niche in their competitive markets through their unique performance attributes. For VeoVa, there is a large market of competitive products, most importantly, butyl acrylate. In the markets in which VeoVa directly competes with alternative products, VeoVa attains varying market shares which we believe range from 5% to 30%. The Versatic acids and derivatives business has traditionally been focused in the European and Japanese markets.  However, recent efforts to promote the use of Versatic acids and derivatives in other regions, including the U.S, have resulted in regional expansion.

BPA is produced and consumed globally and we believe there are three leading producers of BPA that account for approximately 55% of global capacity. Most major BPA producers are forward integrated into either or both polycarbonate and epoxy resins and at times will sell excess BPA to third parties. We believe that we are one of the largest suppliers of BPA to third parties and have the third largest capacity for production of BPA in the world. From 1997 to 2000, demand for BPA grew by approximately 13% per year driven primarily by the polycarbonate (“PC”) end-uses (electronics, computer, telecommunications and data equipment), whereas from 2000 to 2004, the average growth rate was approximately 6%.  In 2004 there was a strong recovery in global BPA demand primarily driven by stronger production rates.  Compared to 2003, the estimated demand growth has again approached 13%. More importantly, in the second half of 2004, the resulting tightness in supply and demand has allowed for margin expansion despite the fact that the prices for benzene (and thus BPA’s key feedstock, phenol) have seen unprecedented increases in 2004.

Competition

We compete primarily with Dow Chemical, Huntsman Advanced Materials (formerly Vantico Group S.A.) and Nan Ya in the epoxy resins industry.  In 2004, we, together with Dow, Huntsman Advanced Materials and Nan Ya, were the major producers of liquid epoxy resins, which are the foundation product of this industry, and accounted for a majority of LER capacity in the United States, Europe and Asia. Due to import tariffs, transportation costs, customer preferences in performance and applications and industry structure, industry dynamics vary by region. Nan Ya is a significant competitor in Asia and also competes globally. In addition, Thai Epoxy, among others, has established export capabilities and now competes for a portion of the markets in Europe and the U.S. There are also other smaller competitors, primarily in Asia and Eastern Europe, who participate locally and in the export market to a limited extent.  Historically, these smaller competitors other than Nan Ya have not had the world class manufacturing capabilities or cost structure to effectively compete in the global epoxy resins industry over the long term.

We believe the significant capital required to construct a world scale manufacturing facility, the production volumes required to maintain low unit costs, the need to secure a broad range of reliable raw material and intermediate material supplies, the significant technical knowledge required to develop high performance products, applications and processes and the need to develop close, integrated relationships with customers serve as barriers to entry for new competitors.  We, Dow and Nan Ya are the only three global epoxy resins companies that are backward integrated into BPA and ECH and have technologically advanced manufacturing facilities.  We believe that our strengths in product breadth, technical/sales expertise and cost-advantaged production technology allow us to effectively compete in a broad range of segments characterized by different buying criteria.

In the production and sale of BPA, we compete with companies who are backward integrated into phenol such as Sunoco and Mitsui Chemical, and those who are forward integrated into polycarbonate, such as General Electric and Bayer. Forward integrated polycarbonate manufacturers have captive demand but also sell excess BPA to third parties. Both Sunoco and Mitsui Chemical do not have captive demand, but sell to third parties and/or are virtually integrated with downstream companies.  Competition in the BPA market is based primarily on price, product quality and security of supply.

In the Versatic acids and derivatives product line, which is a small but growing niche market, the main competition is other monomers, such as acrylate esters, which are also used as a monomer with vinyl acetate for the production of emulsion polymers. For Cardura, the main competition is from hydroxy acrylic monomers for use in automotive/industrial coatings applications, and other reactive diluents.

Business Strategy

We are pursuing a strategy designed to increase our revenues and cash flow and enhance our global leadership position. Key elements of our strategy include improving profitability through margin managment, expanding our presence in specialty products, and improving operating efficiency.

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

Epoxy Resins and Related Products

Epoxy resins are a family of synthetic thermoset polymers. Epoxy resins are generally combined with other chemical additives to create inert, chemically-stable, or “cured,” products. Once cured, epoxy resins have attractive attributes such as outstanding adhesion, corrosion and chemicals resistance, high strength and toughness, temperature stability, electrical insulation properties and easy processability.

Liquid epoxy resins are the foundation of the industry since most epoxy resins are initially produced as liquid and can then be modified into solid epoxy resins or solutions through the addition of incremental BPA or solvents. In addition to these resins, there are other specialty epoxy resins based on other raw materials. Epoxy resins are used in applications such as coatings, electrical and electronics, construction, adhesives and composites in a variety of end-use industries. Epoxy resins accounted for 63%, 64% and 66% of our revenues for the years ended December 31, 2004,  2003 and 2002, respectively.

Versatic Acids and Derivatives

Versatic acids and derivatives include Versatic acids, VeoVa and Cardura. The applications for Versatic acids include pharmaceuticals (such as semi-synthetic penicillins), peroxides and agrochemicals and for VeoVa and Cardura range from decorative and protective coatings to personal care products (such as hair spray). Versatic acids and derivatives are specialty products. One of the primary end-uses of these products is in polymers and additives for the coatings industry. Within this segment there is a wide spectrum of polymer systems, usually coating binders, which provide significant benefits to the finished coating, including adhesion, gloss, flexibility, outdoor durability and ease of application. These products are also distinguished by their unique branched molecular structure. We manufacture Versatic acids and derivatives using our integrated manufacturing sites and our internally produced ECH.

Our customers use Cardura as an intermediate for the production of automotive coatings as well as a flow improver for epoxy resins. Our VeoVa is mainly sold to latex producers for use in the production of latex paints. We are also developing additional applications beyond the traditional coatings market in order to broaden the customer base, such as the use of VeoVa in adhesive and paper coatings and Cardura for flow improvement of pigment in epoxy paints. In addition, we completed construction of an advanced manufacturing facility for Cardura at our Pernis facility in December 2001 and expanded our production capacity for Cardura.

Versatic acids and derivatives accounted for approximately 15%, 15% and 12% of our revenues for the years ended December 31, 2004, 2003 and 2002, respectively.   Although 2004 Versatics revenues as a percentage of total revenues is flat with the prior year, sales volume increased 11%.

Bisphenol-A

BPA is produced in a molten state and is either used in a molten or pelletized form in our production process for epoxy resins or is flaked or pelletized for sale to third parties. BPA is used primarily for producing polycarbonate and epoxy resins as well as for the production of other products, including flame-retardants. End-uses of polycarbonate resins include electrical and electronic products (including computer and business equipment and optical disks), glazing and sheeting, automobiles, appliances, power tools, recreational products, packaging, medical devices, films, signs and ophthalmic lenses. BPA is also used in the production of tetrabromobisphenol (TBBPA) which is used to impart flame resistance to epoxy resins in printed circuit boards, as well as to polycarbonates and other plastics.

A limited number of manufacturers produce BPA for resale. By producing our own BPA, we maintain a low cost supply position for the production of epoxy resins. We also sell excess BPA in order to achieve economies of scale and thereby lower our manufacturing costs. We currently consume approximately 55% of our total BPA production capacity to produce epoxy resins and use the excess capacity for merchant sales.  We believe that we are one of the largest suppliers of BPA to third parties and one of the largest producers of BPA in the world. Because the largest end-use segment for BPA is the manufacture of polycarbonate resins, we focus on sales to polycarbonate producers, who desire the high quality product yielded by our process. In addition, because we do not compete in the polycarbonate market, we believe our position as a supplier to non-integrated polycarbonate customers is enhanced.

As our base epoxy resin business grows, we anticipate that we will be increasing our internal use of BPA and to the extent that third party sales conflict with epoxy resins production, third party BPA sales will be reduced or production capacity increased.

Sales of BPA to third parties accounted for 18%, 16% and 17% of our revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Products

Sales of ECH and other products to third parties accounted for 3%, 5% and 5% of our revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Customers

Our top twenty and fifty customers accounted for approximately 54% and 73% of our revenues in 2004. No one customer accounted for 10% or more of our revenues in 2004.  Of our top 50 customers, 87% have been with us the last 5 years or more.  Many of our customers are in mature industries, which have undergone consolidation.  As a result, in many end-use markets, such as aerospace, automotive and heavy electrical equipment manufacture, there are only a few large potential customers for our products.

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

We sell and support our products in over 74 countries throughout the world through our sales and customer service network. We use a direct sales force for sales to our larger customers and third-party distributors to cost effectively serve our smaller customers. Our direct sales force, customer service and support network consists of 30 employees in the Americas, 37 employees in Europe/Africa/Middle East and 22 employees in Asia Pacific. Our customer service and support network is organized into key regional customer service centers. We have global account teams that focus on coordination for major global customers, including technical service, supply and commercial terms. In addition, technical professionals are assigned to each of the three regions to support the sales effort. In the Americas, we also have a telephone resource for technical advice and support for our customers.

Our distributors are compensated through a discount from the list price for products purchased. We have also been consolidating the number of distributors we use to reduce our logistics and supervisory costs. We have routine distributor evaluations and incentive programs which are designed to reinforce the “systems and solutions” sales approach. We choose our distributors based on reputation, flexibility and capability to bring the “systems and solutions” marketing strategy to their customers. Each distributor carries our entire line of resins and related products, as well as Versatic acids and derivatives. Our broad product line provides our distributors with a competitive advantage over competing distributors with more limited product lines or who must source from multiple suppliers to achieve the same product breadth.   In 2004, distributors accounted for approximately 16% of our sales.

Sales to many of our customers in the United States and elsewhere are made under written contracts with an initial term of one year or longer and have either evergreen provisions or automatic renewal. These contracts are generally for the supply of products based on targeted amounts or a specified percentage of the customer’s requirements. Prices in contracts for epoxy resins are generally negotiated monthly based on market prices and often include volume discounts. Prices in contracts for BPA are either established using multi-variable formulas based on underlying chemical benchmark prices, cost of production and a margin based on published market indicators or negotiated periodically.

Research and Development

Our research and development activities are aimed at developing and enhancing products, processes, applications and technologies to maintain our position as a leading global epoxy resins supplier. We focus on:

a)              developing new or improved epoxy and specialty chemical applications based on our existing product line and identified customer needs;

b)             developing new resin products or Versatic applications for customers in order to improve their competitive advantage and profitability;

c)              providing premier technical service for customers of specialty products;

d)             providing technical support for our manufacturing locations and assisting in plant optimization;

e)              ensuring that our products are manufactured in accordance with our global environmental, health and safety policies and objectives;

f)                developing lower cost manufacturing processes globally; and

g)             expanding production capacity.

We emphasize a customer driven, “systems and solutions” approach in discovering new applications and processes and providing excellent customer service through our technical staff. Through regular direct contact with our key customers, our research and development personnel can become aware of evolving customer needs in advance and can anticipate their requirements in planning customer programs. We also focus on on-going improvement of plant yields, fixed costs and capacity. For example, our continuous LER manufacturing process is fed from feedstock streams from our BPA and ECH plants located on the same site. These integrated streams are characterized by exceptional product consistency, low cost economics, and high quality resin that is valued by the customer for demanding applications. We estimate that this process provides us with a sustainable cost advantage over conventional batch technology, which is the traditional method of manufacturing epoxy resins.

We have approximately 91 scientists and technicians worldwide. We conduct research and development activities at our facilities in Pernis, The Netherlands; Houston, Texas; and Louvain la Neuve, Belgium. Our research and development facilities include a broad range of epoxy and Versatics synthesis, testing and formulating equipment, and small scale versions of customer manufacturing processes for applications development and demonstration.

Our research and development expenditures were $18 million, $16 million and $20 million in 2004, 2003 and 2002, respectively.  We centrally manage all these activites to ensure an adequate investment return and to globally share ideas within our business.

Intellectual Property

Our most significant intellectual property rights are our patents and related proprietary rights. As of December 31, 2004, we owned or licensed or had rights to approximately 440 patents and patent applications. Over half of our patents are in Europe and the remainder are in the United States and Asia. We anticipate that we will apply for additional patents in the future as we develop new products and processes. Our intellectual property rights include know-how and patents covering analytical tests, extensive applications testing capability and industry-leading processing for ECH and BPA and formulating knowledge of thermoset resin systems for specific end-uses such as protective and decorative coatings, electrical laminates, electronics, composites, adhesives, fibers, textiles and civil engineering. We have a broad portfolio of patents and intellectual property agreements relating to our technology and products.

As of December 31, 2004, we owned or had licensing rights to a number of trademarks. Our most significant trademarks are RESOLUTION™, EPIKOTE™ Resins, EPON™ Resins, EPIKURE™ Curing Agents, EPI-REZ™ Waterborne Resins,

HELOXY™ Modifiers, CARDURA™ Glycidyl Ester, VEOVA™ Monomers and VERSATIC™ acids.

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

We purchase chlorine, a primary raw material for ECH, under long-term supply contracts with third parties which allow us to buy this raw material at a margin above production cost. We also purchase propylene, the other primary raw material for ECH, under long-term supply agreements with Shell that are based on market price less negotiated volume discounts. We purchase phenol and acetone, the primary raw materials for BPA, under supply contracts with Shell and other third parties that are based on discounted market prices and input-cost formulae. Because we are co-located with Shell at several of our facilities, our transportation and logistics costs for certain raw materials which Shell provides us are minimized.

Raw materials for Versatic acids consist of carbon monoxide, propylene trimer and di-isobutylene. Carbon monoxide is supplied by pipeline under a long-term contract from a production facility near our Pernis plant, propylene trimer is obtained from third parties via price formula based contracts and spot purchases and di-isobutylene is obtained from third parties under multi-year supply agreements. At our Pernis site, Versatic acids are combined with ECH to produce Cardura and at our Moerdijk site they are combined with acetylene, which is purchased from Shell and others under supply agreements of various terms, to produce VeoVa.

The majority of our raw materials used in manufacturing our products are available from more than one source and are readily available on the open market. Those materials that are single sourced generally have long-term supply contracts as a basis to guarantee maximum supply reliability. Prices for most of our main feedstocks are driven by underlying petrochemical benchmark prices and energy costs.

Manufacturing and Facilities

We manufacture our products in the United States and Europe. Our major manufacturing operations take place at two world-scale sites in Pernis, The Netherlands and Deer Park, Texas. To be world-scale, we believe an LER plant must produce over 80kt per year of resins, achieving the threshold for major economies of scale. Deer Park currently has 133kt capacity and Pernis has 100kt capacity, making Deer Park the largest epoxy resin plant in the world and Pernis one of the three largest plants in the world. We believe the Deer Park plant is the only “continuous” resins plant in the world in which BPA and ECH are manufactured and reacted continuously to make epoxy all in one production site. Based on our estimates, this plant, which produces some of the most consistent quality liquid epoxy resins, provides us with a cost advantage over conventional batch technology, which is the traditional method of manufacturing epoxy resins, and we believe, provides us with competitive manufacturing costs.

The manufacturing process for LER requires access to sophisticated technology and experience to make consistent quality product. ECH is difficult to handle, especially the disposal of by-products from its production. Backward integration into both ECH and BPA and world-scale plants are needed to achieve low manufacturing costs through the cycle. Epoxy production requires that product be manufactured to meet narrow ranges of molecular weight and product reactivity. These properties are then aligned with performance properties for customers, such as filler settling, adhesion and color stability.

Employees

At December 31, 2004, we had approximately 950 employees worldwide (excluding Shell employees who operate certain of our facilities under operating and maintenance agreements). Of our employees, approximately 51% are based in the Americas, 44% in Europe, Middle East and Africa, and 5% in Asia Pacific.

At December 31, 2004, approximately 84 employees at our Deer Park plant were subject to a collective bargaining agreement which expires in November 2006. At December 31, 2004, approximately 71 employees at our Norco plant were subject to a collective bargaining agreement which expires in June 2007. At December 31, 2004, approximately 210 employees at our Pernis plant were subject to a collective bargaining agreement which expired in October 2004 and is currently under negotiation.  In several locations outside the United States, employees are represented by local Staff Councils as required by local laws or customs. When necessary, we have completed the required consultation process with these entities.  Management generally considers its relationships with its employees to be satisfactory.

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

As a general matter, notwithstanding the indemnity provided by Shell, certain liabilities for environmental and occupational health and safety matters fall outside the scope of the protections offered in the environmental agreements, including liabilities and costs resulting from future laws, permit conditions and other requirements. These liabilities may result in the incurrence of material costs and/or impact our future operations. They include the following:

•      The permit for the hazardous waste incinerators at the Norco facility expired in January 2001.  In accordance with the regulation, we have submitted a permit application for renewal to the Louisiana Department of Environmental Quality (LDEQ).  We are permitted to continue to operate the incinerators pending the permit renewal. We are currently in the process of submitting an updated permit renewal application to LDEQ to satisfy the maximum achievable control technology requirement for hazardous waste incinerators that we recently implemented and demonstrated compliance.

•      Certain chemicals have been alleged to interact with the endocrine systems of humans and wildlife and disrupt normal processes (i.e. endocrine disrupters). BPA is under evaluation as a potential “endocrine disrupter.” BPA is used as an intermediate at the Deer Park and Pernis manufacturing facilities and is also sold directly to third parties. New legislation in Europe will take effect in 2005 and require that risk labels be used for BPA indicating “Possible risk of impaired fertility”.  In addition, an extensive toxicology testing program is being conducted by BPA producers under the European Union’s regulation 793/93/EC.  In the event that BPA is further regulated, additional operating costs would likely be incurred to meet more stringent regulation of the chemical.

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

We currently have in force insurance policies covering property, general liability, excess liability, workers compensation/employer’s liability, and environmental liability.   All of these policies are in amounts that we believe are consistent with industry practices and provide that we pay a deductible on each claim.   However, there can be no assurance that the insurance will adequately protect us and, if we are only partially insured or were to be completely uninsured, a related claim could result in a material adverse effect on our financial condition and results of operations.

Working Capital

As a leading worldwide manufacturer and developer of epoxy resins, our working capital requirements principally include accounts receivable, finished product and raw materials inventory, labor, equipment and debt service costs. Management believes that we maintain adequate working capital to meet our needs in the current business environment.

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

Plant Location	Product	2004 Capacities
		(in kilotons)
Argo (IL, USA)	Waterborne (WB) and solutions	45
Barbastro (Spain)	SER, Solutions and Other	11
Deer Park (TX, USA)	BPA	230
	ECH	80
	LER	133
	SER, Solutions and Other	23
Lakeland (FL, USA)	Curing Agents and Other	22
Moerdijk (Netherlands)(1)	Versatic acids and derivatives	67
Norco (LA, USA)	Crude ECH and AC	90
	SER, Solutions and Other	25
Pernis (Netherlands)	BPA	156
	ECH	80
	LER	100
	SER, Solutions and Other	30
	Versatic acids (1)(2) and derivatives	103
Stanlow (UK)(1)	SER, Solutions and Other	16
Wesseling (Germany) (3)	SER, Solutions and Other	24

(1)These facilities are operated by Shell on our behalf pursuant to contractual arrangements.

(2) RPP is currently reviewing technical issues with regard to shifting certain operations to RPP in 2005.

(3)These facilities are operated by Basell on our behalf pursuant to contractual arrangements.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On November 3, 2004, at the Annual Meeting of the Securityholders, RPP Inc., as sole member of RPP LLC approved the following:  the re-election of Marvin O. Schlanger as Chairman of the Board of Managers and (ii) the election of each of Laurence M. Berg, Peter P. Copses, Joshua J. Harris, Scott M. Kleinman, Carl S. Stutts and Heinn F. Tomfohrde, III, as a Manager. Also, on November 3, 2004, through Unanimous Written Consent of Sole Stockholders in Lieu of Annual Meeting, RPP LLC, as sole stockholder of RPP Capital Corporation, approved the re-election of Marvin O. Schlanger, Joshua J. Harris and Scott M. Kleinman as directors of RPP Capital Corporation.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

At February 1, 2005, RPP LLC had 1,000,000 units outstanding and one holder of record, which was RPP Inc. At February 1, 2005, RPP Capital had 1,000 shares of common stock outstanding and one holder of record, which was RPP LLC. There is no established trading market for the units or the shares.

During 2004, RPP LLC paid a constructive cash distribution to RPP Inc. in the amount of $1 million for certain pension payments, which RPP Inc. in turn paid to Shell in accordance with the Master Sales Agreement dated November 14, 2000 and related ancillary agreements.  RPP Capital did not declare or pay any cash dividends during 2004.  The ability of RPP LLC to make distributions with respect to its membership interests is limited by contractual restrictions contained in the credit agreement and the indentures governing the 13 ½% Senior Subordinated Notes due 2010, the 9 ½% Senior Second Secured Notes due 2010 and the 8% Senior Secured Notes Due 2009.

At December 31, 2004, neither RPP LLC nor RPP Capital had any compensation plans (or individual compensation arrangement) pursuant to which their respective membership interests or common equity were authorized for issuance.

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents selected historical financial data. The historical statement of income data for the years ended December 31, 2004, 2003 and 2002 and the historical balance sheet data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements included elsewhere in this filing. The selected financial data for the year ended December 31, 2003 has been restated to reflect the revisions discussed under the heading “Restatement” in Note 2 to the consolidated financial statements appearing elsewhere in this report.  The historical statement of income data for the years ended December 31, 2001 and 2000 and the historical balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our audited consolidated and combined financial statements that are not included herein.

	Historical (1)
	(in millions, except percentages)
	For the years ended December 31,
	2004	2003 (Restated)	2002	2001	2000
Statement of Income Data:
Revenues	$996	$782	$740	$863	$949
Purchases and variable product costs(2)	715	558	438	483	579
Operating expenses	128	113	122	152	166
Selling, general and administrative expenses	56	53	59	61	54
Depreciation and amortization	47	46	36	34	34
Research and development expenses	18	16	20	25	26
Restructuring charges(3)	—	—	6	—	—
Special charges(4)	—	—	8	15	49
Operating income (loss)(2)	32	(4)	51	93	41
Interest expense, net	79	76	65	68	9
Income from equity investment	—	2	1	—	3
Gain on sale of assets(5)	—	14	1	1	—
Net (loss) income	$(67)	$(45)	$(7)	$15	$19
Other Financial Data:
Cash flows (used for) provided by operating activities	$(39)	$(43)	$64	$95	$126
Cash flows (used for) provided by investing activities	(29)	7	(45)	(23)	(17)
Cash flows provided by (used for) financing activities	23	80	(21)	(85)	(90)
Capital expenditures	26	18	48	24	18
Non-GAAP Financial Data:
EBITDA(6)	$79	$58	$89	$128	$78
EBITDA margin(7)	8%	7%	12%	15%	8%
Balance Sheet Data (at period end):
Total assets	$911	$875	$793	$734	$792
Total debt	701	675	566	575	681
Capital leases	1	1	2	1	—

(1)   Historical financial information prior to November 1, 2000 has been restated to reflect the retroactive effect of the change in our method of accounting for our inventories in the United States from LIFO (last-in, first-out) method to FIFO (first-in, first-out) method.

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

(4)   Special charges consist of non-recurring costs such as transaction and transition costs, including severance costs related to restructuring or cost reduction programs. Transition costs, which are referred to in, among other agreements, the indenture dated November 14, 2000 between RPP LLC and The Bank of New York, as trustee,  the indenture dated April 9, 2003 between RPP LLC, RPP Capital, and Deutsche Bank Trust Company Americas, as trustee, the indenture dated December 22, 2003 between RPP LLC, RPP Capital and The Bank of New York, as trustee, and as determined by management, are expenses incurred outside the ordinary course of business that relate to the activities required to establish RPP LLC as an independent company. Special charges also include $3.0 million of employee severance costs for the fiscal year ended December 31, 2001.

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

(6)   EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization. EBITDA is presented because it is used by investors to analyze and compare operating performance, which includes a company’s ability to service and/or incur debt. In addition, management focuses on EBITDA because it is used as an internal performance measure.  However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) or as a measure of a company’s profitability or liquidity. EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies. The following table reconciles the differences between net income (loss), as determined under GAAP and EBITDA (in millions):

	For the Fiscal Years Ended December 31,
	2004	2003	2002	2001	2000
		(Restated)
Net (loss) income	$(67)	$(45)	$(7)	$15	$19
Income tax expense (benefit)	20	(19)	(5)	11	16
Interest expense, net	79	76	65	68	9
Depreciation and amortization	47	46	36	34	34

EBITDA	$79	$58	$89	$128	$78

EBITDA for the periods shown above includes special charges, restructuring charges, severance costs and gain on sale of assets.

(7)   EBITDA margin is calculated as a percentage of revenue.

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

Revenue Recognition and Accounts Receivable.  Revenues are recognized in accordance with Staff Accounting Bulleting No. 104, “Revenue Recognition” issued by the Securities and Exchange Commission.  Revenues associated with sales of chemical products are recorded when title and risk passes to the customer.  We maintain allowances for anticipated discounts, rebates, and returns to customers that are based on historical experience. We also maintain an allowance for estimated bad debt expense that is based on historical experience.

Inventories.  Inventories are valued at the lower of cost or market.  Cost is determined on the first-in first-out method.  We record an allowance for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions or expected future product sales.

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

Pensions and Other Retirement Plan Obligations and Net Periodic Pension Expense.  Pension expense, as well as the existing liabilities for pensions and other postretirement benefits are determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”.  The application of these accounting principles requires the use of statistical actuarial models and numerous assumptions and estimates including discount rates, rate of return on pension assets, the annual rate of inflation of health care costs, retiree life expectancies, increase rates of compensation and the general interest rate environment.  Changes in these assumptions could increase or decrease the expense and liabilities related to these plans currently and in the future.

Income Taxes.  Income tax expense and income tax liabilities are accounted for using SFAS No. 109, “Accounting for Income Taxes”. The application of this accounting principle involves various uncertainties regarding the interpretation of complex tax regulations, both federal and foreign. We currently have significant deferred tax assets resulting primarily from net operating loss carry forwards and deductible temporary differences, which will reduce taxable income in future periods.  We provided a valuation allowance on future tax benefits for certain net operating losses.   A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses and losses in the most recent year. Cumulative losses weigh heavily in the overall assessment. We are organized as a limited liability company and are not subject to U.S. income tax. Income tax information presented includes U.S. income taxes and foreign income taxes attributed to our operations that are the responsibility of RPP Holdings LLC and our foreign subsidiaries.  We accrue for income taxes, including both deferred and current income tax provisions. Additionally, RPP Holdings LLC have made a Section 338(h) (10) election to allow our recapitalization in November 2000 to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes the bases of our U.S. assets were stepped-up to their fair market values, and we are able to depreciate our assets using higher bases than the historical amounts.

Our legal and tax structure reflects the global nature of our business.  Management performs a review of its global tax positions on an annual basis and reserve amounts for potential tax contingencies.  We establish the reserves based upon management's assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments.  Significant judgment is required in determining accruals for potential tax contingencies.  In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain.  Based on the reviews by management and the result of discussions and resolutions of proposed adjustments with certain tax authorities, including judicial procedures as appropriate, and the closure of tax years subject to tax audit, reserves are adjusted as necessary.  The Netherlands tax authority is currently examining Resolution Holdings B.V.’s tax returns for the years 2000 to 2002.  Net operating losses carried back during this period of time resulted in $18 million of tax refunds in the fourth quarter of 2003.  Although the Netherlands tax authority has not issued a formal notice of deficiency, the Company will aggressively contest any proposed adjustments.  Although the final resolution of any proposed adjustments is uncertain and may involve unsettled areas of the law, based on currently available information, the Company has provided for the best estimate of the probable tax assets and liability for such matters.  In the current year, this has resulted in a reduction to the recorded amount of net operating losses to reflect the best estimate of the amount of net operating loss carryforwards the Company believes will ultimately be sustained.  While the final resolution of these matters may result in tax assets and liabilities which are significantly higher or lower than the recorded amounts, management currently believes that the expected resolution will not have a material effect on the Company’s financial position or liquidity.  However, an unfavorable resolution could have a material effect on the Company's results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

Contingencies and Other Matters.  In the ordinary course of business, we are subject to various laws and regulations and, from time to time, litigation.  Losses and related liabilities are accounted for by applying the criteria of SFAS No. 5, “Accounting for Contingencies”.   Management is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.   A determination of the amount of reserves required, if any, for these contingencies is judgmental and is based on a careful analysis of each individual issue with the assistance of outside legal counsel.   The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Overview

As a manufacturer and global supplier of epoxy resins and associated products, our results of operations have been negatively impacted by external factors such as high energy costs and variable demand.  High energy costs such as the increasing price of crude oil and related petrochemical products and the higher cost of natural gas have translated into significant increases in our raw material costs. The slow economic recovery resulted in soft demand for our products and therefore continued overcapacity in the industry.   Excess capacity had limited our ability to raise prices on most of our products.  During 2004, we saw a strengthening of demand for our products and as a result, we have been successful in raising prices on virtually all products, although raw material costs have also increased.   As a result, our gross profit margins improved during the second half of 2004.

Our liquidity and capital resources have also been negatively impacted by our sustained reduced margins and high level of debt.   To provide financial flexibility under our credit agreement, in 2003 we issued $340 million of senior secured and senior second secured notes, repaid the term loan bank debt, and amended the credit agreement.  In January 2005, we refinanced our bank credit facility with a new credit agreement that provides up to $150 million of borrowing capacity.  At December 31, 2004, we had long-term debt outstanding of $701 million.

For a detailed discussion of our results of operation, liquidity and capital resources, see the captions below under “-Results of Operations” and “-Liquidity and Capital Resources”.

Results of Operations

The following table sets forth certain information derived from the audited consolidated statements of operations of RPP LLC for the years ended December 31, 2004, 2003 and 2002 expressed as a percentage of revenues. The following table and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this report.  There can be no assurance that the trends in the operating results will continue in the future. The results of operations for the year ended December 31, 2003 have been restated to reflect the revisions discussed under the heading “Restatement” in Note 2 to the consolidated financial statements included elsewhere in this filing.

	Year Ended December 31,
	2004	2003	2002
		(Restated)
Revenue	100%	100%	100%
Cost and expenses:
Purchases and variable product costs	72	71	59
Operating expenses	13	14	16
Selling, general and administrative	5	7	8
Depreciation and amortization	5	6	5
Research and development	2	2	3
Restructuring charges	—	—	1
Special charges	—	—	1
Total	97	100	93

Operating income	3	—	7

Gain on sale of asset	—	2	—
Income from equity investment	—	—	—
Interest expense, net	8	10	9

Loss before income taxes	(5)	(8)	(2)

Income tax expense (benefit)	2	(2)	(1)

Net loss	(7)%	(6)%	(1)%

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

Other Revenue

Other revenue consists mainly of the sale of a BPA technology licenses and related support services.

Purchases and Variable Product Costs

Purchases and variable product costs are primarily comprised of feedstock costs. Feedstock costs are driven primarily by market conditions. Volumes fluctuate with production.  The significant feedstocks for which we are highly sensitive to market prices are phenol, acetone, propylene and chlorine. We purchase chlorine, a primary raw material for ECH, under long-term supply contracts with third parties allowing us to buy this raw material at a margin above production cost. We also purchase propylene, the other primary raw material for ECH, under long-term supply agreements with Shell that are based on market price less negotiated volume discounts. We purchase phenol and acetone, the primary raw materials for BPA, under supply contracts with Shell and other third parties that are based on discounted market prices and input-cost formulae. Because we are co-located with Shell at several of our facilities, our transportation and logistics costs for certain raw materials which Shell provides us are minimized. Variable manufacturing costs, which are primarily utilities, are also a significant component of this line item.

Purchase and variable costs are reduced by the sale of by-products generated during the manufacturing process, primarily hydrochloric acid.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of costs associated with non-manufacturing, non-research and development operations, including management, accounting, treasury, information technology, marketing and sales, and legal. This includes costs associated with health, safety and environmental projects. Additionally, selling, general and administrative expenses include the expenses incurred, offset by the reimbursements from Resolution Specialty Materials LLC (“RSM”), an affiliate, related to the Management Services Agreement described in Note 3 to the consolidated financial statements.

Depreciation and Amortization

Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Estimated useful lives for plant and equipment, office buildings, tanks and pipelines are twenty years and range from five to ten years for other assets. Amortization is computed on a straight-line basis for intangibles such as patents.

Research and Development Expenses

Research and development expenses are costs associated with product or customer specific initiatives and costs associated with projects that seek improvements in manufacturing processes. Primarily all of our research and development expenses are generated from our three research and development facilities.

Restructuring Charges

Restructuring charges consist of employee related severance expenses and other exit costs incurred in connection with our cost reduction programs.

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

Income from Equity Investment

Income from equity investment is related to an unconsolidated equity investment, which was significantly reduced in November 2003 as a result of the sale mentioned above.

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

Income Tax Expense

We are organized as a limited liability company and are not subject to U.S. income tax. Income tax information presented includes U.S. income taxes and foreign income taxes attributed to our operations that are the responsibility of RPP Holdings LLC and our foreign subsidiaries.

We accrue for income taxes, including both deferred and current income tax provisions. Additionally, RPP Holdings LLC have made a Section 338(h) (10) election to allow our recapitalization in November 2000 to be treated as an acquisition of assets for tax purposes. Accordingly, for tax purposes the bases of our U.S. assets were stepped-up to their fair market values, and we are able to depreciate our assets using higher bases than the historical amounts.

EBITDA

EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization. EBITDA is presented because it is used by investors to analyze and compare operating performance, which includes a company’s ability to service or incur debt.  In addition, management focuses on EBITDA because it is used as an internal performance measure.  However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with GAAP, or as a measure of a company’s profitability or liquidity.  EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies.

Comparison of 2004 results to 2003

Revenues

Total revenues increased by $214 million, or 27%, to $996 million compared to the prior year. The increase in revenues is a result of higher average prices and volumes.  The increase in average prices was primarily attributable to price increases on certain products and the impact of a weaker dollar on our Euro-related sales.   Overall average prices increased by 18% from the prior year period; however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices increased 13%.  Overall volumes increased by 7% from the prior year period primarily due to stronger demand.  The $214 million increase in revenues consists of a $157 million, or 73%, increase in prices and a $57 million, or 27%, increase in volumes.

Total revenues in the U. S. increased by $81 million, or 23%, to $431 million for the year ended December 31, 2004.  Of the $81 million increase in U. S. revenues, $32 million, or 40%, was due to price increases and $49 million, or 60%, was due to volume increases.  Overall average prices increased by 10% from the prior year period.  Overall volumes increased by 14% from the prior year period primarily due to stronger demand.

Total revenues in Europe increased by $133 million, or 31%, to $563 million for the year ended December 31, 2004.  Of the $133 million increase in Europe revenues, $101 million, or 76%, was due to price increases and $32 million, or 24%, was due to volume increases.  Overall average prices increased by 22% from the prior year period; however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices increased 10%.  Overall volumes increased by 7% from the prior year period primarily due to stronger demand.

Purchases and Variable Product Costs

Purchases and variable product costs increased by $157 million, or 28%, to $715 million. This increase was largely driven by higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products, the higher cost of natural gas and higher sales volumes.  The $157 million increase in purchases and variable products costs consists of a $117 million, or 74%, increase in prices and a $40 million, or 26%, increase in volumes.

Purchases and variable product costs in the U. S. increased by $58 million, or 21%, to $332 million.   The increase was primarily a result of higher feedstock and natural gas prices and higher sales volumes.

European purchases and variable product costs increased by $99 million, or 15%, to $35 million.   The increase was a result of higher feedstock prices and higher sales volumes.

Operating Expenses

Operating expenses increased by $15 million, or 13%, to $128 million.  The increase is primarily due to higher maintenance costs, increased turnaround activity and foreign currency impact.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3 million, or 6%, to $56 million.  The increase is due to foreign currency impact and increased costs of additional marketing and sales activity.  Additionally, selling, general and administrative expenses include the expenses incurred of $11 million, offset by the reimbursements from RSM of $11 million related to the Management Services Agreement described under “Certain Relationships and Related Transactions.” Included in the $11 million of reimbursements is $0.185 million related to RPP LLC officer salaries.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1 million, or 2%, to $47 million.  The increase is primarily due to higher depreciation expense related to higher capital expenditures and foreign currency impact.

Research and Development Expenses

Research and development costs increased by $2 million, or 13%, to $18 million.  The increase is primarily due to product safety studies undertaken in conjunction with various industry groups and foreign currency impact.

Operating Income

Operating income increased by $36 million to $32 million in 2004. The increase was primarily due to the increases in revenues, partially offset by increases in purchase and variable product costs, operating expenses, selling, general and administrative expenses, depreciation and amortization and research and development costs.

Interest expense, net

Interest expense, net increased by $3 million, or 4%, to $79 million.  The increase is due to higher average outstanding debt balances and higher average interest rates related to the April 2003 issuance of $200 million of senior second secured notes and refinancing of the credit agreement in the second and fourth quarters of 2003, partially offset by a $7 million write-off of deferred financing costs in 2003.

Loss before Income Taxes

Loss before income taxes decreased by $17 million to a $47 million loss in 2004.  The decrease is due to the increased operating income, partially offset by higher interest expense, the 2003 gain on sale of assets and reduced income from equity investment.

Income Tax Expense (Benefit)

Income tax expense increased by $39 million to $20 million in 2004.  The increase in income tax expense is primarily related to the write-off of certain net operating losses that we believe are not sustainable as a result of reassessing their underlying tax positions.

Net Loss

Net loss increased by $22 million to $67 million in 2004. The increase was due to increased income tax expense, partially offset by decreased loss before income taxes.

EBITDA

EBITDA increased by $21 million, or 36%, to $79 million. The increase was primarily due to the increases in revenues, partially offset by increases in purchase and variable product costs, operating expenses, selling, general and administrative expenses and research and development costs and no gain on sale of assets.  See “Item 6. Selected Financial Data” for a reconciliation of EBITDA to net loss.

Comparison of 2003 results to 2002 (Restated)

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

Total revenues in Europe increased by $66 million, or 18%, to $430 million for the year ended December 31, 2003.   The increase in revenue was a result of higher volumes and higher average prices.  Average prices increased 18%, however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices were lower by 3% than the corresponding year end.  Volumes increased by 9% from the prior year.

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

Gain on Sale of Assets

Gain on sale of assets increased by $13 million from prior year.   On November 14, 2003, one of our wholly owned subsidiaries completed the sale of forty percent of the outstanding shares in Japan Epoxy Resins Co., Ltd to its joint venture partner, Mitsubishi Chemical Company, for a purchase price of $23 million.   A gain on the sale was recorded in the amount of $14 million after recognizing direct costs of $5 million and accumulated foreign currency translation gain of $4 million.  The transaction was exempt from taxes as a result of the structure of ownership.  In connection with the sale of its shares, a new joint venture agreement, technology license agreement and trademark license agreement were negotiated and agreed.  We continue to hold through our wholly owned subsidiary, 10% of the outstanding shares in Japan Epoxy Resins Co.

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

Loss before Income Taxes

Loss before taxes increased by $52 million to a $64 million loss in 2003.  The increase is due to the decrease in operating income and increased interest expense, net, which was partially offset by the gain on sale of an asset.

Income Tax Expense (Benefit)

Income tax benefit increased by $14 million to a $19 million benefit in 2003.  The increase in benefit is primarily related to an increase in our deferred tax assets, partially offset by the decreased loss before income taxes and an increase in a valuation allowance. The increase in the valuation allowance results from recognizing that it is more likely than not that certain carryforwards in certain tax jurisdictions will not be realized as a result of current and future taxable income.  Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset realization.

Net Loss

Net loss increased by $38 million to a $45 million net loss in 2003.  The increase was due to increased loss before income taxes and decreased income tax benefit.

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

Liquidity and Capital Resources

General

During the year ended December 31, 2004, our operating cash flow was less than our working capital and capital investment needs. As a result, our cash and cash equivalents decreased by $45 million as compared to December 31, 2003.  Our working capital requirements principally include accounts receivable, finished product and raw materials inventory, labor, equipment and debt service costs. We expect to finance our operations through net cash provided by operating activities, existing cash and cash equivalents on hand, and borrowings under our new revolving credit facility and to the extent needed, sales of assets. As a result of our high level of debt, we will have to continue to generate significant cash flows through operating activities, borrowings and asset sales to meet our current debt service requirements.

Our high level of debt may preclude us from borrowing any more funds beyond those available under the new revolving credit agreement. Based on our current level of operations, management believes that our cash flow from operations, together with existing cash and cash equivalents on hand, future borrowings under our new revolving credit facility and sales of assets, if necessary, will be sufficient to fund our working capital needs and expenditures, for property, plant and equipment and debt service obligations in the foreseeable future, although no assurance can be given in this regard.

Series of Note Issuances

The $328 million aggregate principal amount of 13 ½% Senior Subordinated Notes due 2010 were issued in  private offerings pursuant to Rule 144A and Regulation S under the Securities Act of 1933 in 2000, 2001 and 2002 by RPP LLC and RPP Capital.  These notes were subsequently exchanged with registered identical series of notes with the Securities and Exchange Commission in 2001, 2002 and 2003, respectively.  The $328 million of 13 ½% Senior Subordinated Notes are senior subordinated unsecured obligations ranking junior in right of payment to all of our existing and future senior debt and all liabilities of our subsidiaries that do not guarantee the notes. The proceeds from the issuance of $200 million of the 13 ½% Senior Subordinated Notes in November 2000 were used to finance in part the recapitalization and related transaction costs and expenses. The net proceeds from the issuance of $75 million of the 13 ½% Senior Subordinated Notes issued in November 2001 and $53 million of the notes issued in December 2002 were used to repay borrowings under the Credit Agreement (as defined below). Interest on the 13 ½% Senior Subordinated Notes is payable semi-annually in cash on each May 15 and November 15. The 13 ½% Senior Subordinated Notes mature on November 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after November 15, 2005, at the specified redemption prices set forth under the related indenture.

On April 9, 2003, RPP LLC completed a private offering, together with RPP Capital, its wholly-owned subsidiary, of $175 million aggregate principal amount of 9½% Senior Second Secured Notes Due 2010. The $175 million of 9 ½% Senior Second Secured Notes are senior secured obligations ranking equal in right of payment to all of our existing and future senior debt and senior in right of payment with all of our existing and future subordinated indebtedness.  The 9½% Senior Second Secured Notes are secured by a junior lien, subject to permitted liens, on all of our domestic assets (subject to certain exceptions) that secure our obligations under the Credit Agreement (as defined below) and a portion of the capital stock of our direct and indirect domestic subsidiaries and direct foreign subsidiaries.   Interest is payable semi-annually in cash on April 15 and October 15, beginning October 15, 2003.  The proceeds, net of $5 million debt issue costs, from the offering were used to repay borrowings under the Credit Agreement among RPP LLC, RPP Capital, RPPI, Resolution Europe B.V. (the “Borrowers”) and the various lenders party thereto, dated as of November 14, 2000 as amended, (the “Credit Agreement”) and for general corporate purposes, including working capital. The 9½% Senior Second Secured Notes mature on April 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after April 15, 2006, at the specified redemption prices set forth under the related indenture.

We and the other Borrowers executed the Fourth Amendment to the Credit Agreement dated as of April 1, 2003.  The Fourth Amendment, among other things, (a) permitted the Borrowers to issue up to $200 million of 9 ½% Senior Second Secured Notes due 2010 so long as they used at least the first $135 million of net proceeds from the offering of the Notes to prepay the term loans outstanding under the Credit Agreement, (b) amended the financial covenants by eliminating the consolidated interest coverage ratio covenant and the adjusted total leverage ratio covenant and added an adjusted bank leverage ratio covenant, and (c) reduced the size of the revolving credit facility from $100 million to $75 million.

In May 2003, RPP LLC and RPP Capital registered an identical series of $175 million 9½% Senior Second Secured Notes due 2010 with the Securities and Exchange Commission and subsequently completed an offer to exchange the unregistered notes for the registered notes.

On May 22, 2003, RPP LLC completed a private offering, together with RPP Capital, its wholly-owned subsidiary, as co-issuer of an additional $25 million aggregate principal amount of 9½% Senior Second Secured Notes Due 2010.  These notes, together with the $175 million aggregate principal amount of 9½% Senior Second Secured Notes due 2010 that were originally issued on April 9, 2003, are treated as a single class of securities under our existing indenture.  The proceeds, net of $2 million debt issue costs from the offering, were used for general corporate purposes, including working capital.

In July 2003, RPP LLC and RPP Capital registered an identical series of 9½% Senior Second Secured Notes Due 2010 with the Securities and Exchange Commission and subsequently completed an offer to exchange all of the unregistered notes for registered notes.  As a result of these two exchange offers, all of the outstanding $200 million of 9½% Senior Second Secured Notes due 2010 are registered notes.

On December 22, 2003, RPP LLC completed a private offering, together with RPP Capital, its wholly-owned subsidiary, as co-issuer, of $140 million aggregate principal amount of 8% Senior Secured Notes Due 2009.  The $140 million of 8% Senior Secured Notes are senior secured obligations ranking equal in right of payment to all of our existing and future senior debt and senior in right of payment with all of our existing and future subordinated indebtedness.  The 8% Senior Secured Notes are secured by a lien, subject to permitted liens, on all of our domestic assets (subject to certain exceptions) that secure our obligations under the Credit Agreement and a portion of the capital stock of our direct and indirect domestic subsidiaries and direct foreign subsidiaries. Our obligations under the 8% Senior Secured Notes and our obligations under the 9 ½% Senior Second Secured Notes are secured by liens on the same collateral.  By virtue of the lien priority, the 8% Senior Secured Notes are effectively senior to the obligations under the 9½% Senior Second Secured Notes to the extent of the value of the collateral securing such notes. Interest is payable semi-annually in cash on December 15 and June 15, beginning June 15, 2004.   The proceeds, net of $4 million debt issue costs from the offering of the 8% Senior Secured Notes, were used to repay borrowings under the Credit Agreement and general corporate purposes, including working capital.   The 8% Senior Secured Notes mature on December 15, 2009 and may be redeemed in whole at any time or in part from time to time, on and after December 15, 2006, at the specified redemption prices set forth under the related indenture.

In February 2004, RPP LLC and RPP Capital registered an identical series of 8% Senior Secured Notes Due 2009 with the Securities and Exchange Commission and subsequently completed an offer to exchange all of the unregistered notes for registered notes.

We and the other borrowers executed the Fifth Amendment to the Credit Agreement with an effective date as of December 22, 2003.  The Fifth Amendment, among other things, (a) permitted us to issue the 8% Senior Secured Notes so long as the net proceeds from the offering of the notes were used to repay all of the remaining term loans outstanding under the Credit Agreement, (b) eliminated the adjusted bank leverage ratio covenant, and (c) imposed an asset coverage test which limited borrowings and letters of credit under the revolving credit facility to the sum (the “Borrowing Base”) of 65% of our U. S. inventory, 85% of the net book value of our U. S. receivables and 20% of the net book value of our U. S. plant, property and equipment, which Borrowing Base we were required to report on a monthly basis.  If the utilization under the revolving credit facility exceeded the most recently reported Borrowing Base, we were required repay outstanding borrowings and/or cash collateralize letters of credit in the amount equal to such excess.   Substantially all of our current and future assets were pledged as security under the Credit Agreement.

Former Credit Agreement

On November 14, 2000, RPP Inc., RPP LLC, RPP Capital and Resolution Europe B.V. (formerly known as Resolution Nederland B.V.) entered into a $600 million credit agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. The indebtedness under the 2000 credit agreement was refinanced with the proceeds of the credit agreement described under the “-New Credit Agreement” and the Credit Agreement was terminated. The Credit Agreement provided for a six-year $75 million revolving credit facility, the euro equivalent of which was also available, to be used for, among other things, working capital and general corporate purposes of RPP LLC and its subsidiaries, including without limitation, certain permitted acquisitions. The revolving credit facility also included a sub-limit for letters of credit in an amount not to exceed $50 million. At December 31, 2004, $28 million was outstanding under the revolving credit facility and $2 million in outstanding letters of credit. At December 31, 2004, we had additional borrowing capacity under the Credit Agreement of $45 million. During 2004, we borrowed $172 million and made payments of $146 million under the Credit Agreement. As of December 31, 2004, we were in compliance with the borrowing base limit of the Credit Agreement.

Borrowings that were maintained as dollar term loans or loans under the revolving credit facility denominated in dollars, accrued interest at either Citibank’s prime lending base rate or the eurodollar rate plus, in each case, a margin ranging from

1.25% to 3.00%, which margin was dependent upon our leverage, as determined on a quarterly basis. Interest rates on loans under the revolving credit facility denominated in euros accrued interest at the euro rate plus associated costs plus a margin ranging from 2.25% to 3.00% which margin was dependent upon our leverage, as determined on a quarterly basis.

Interest period elections generally ranged from one to six months, or to the extent available, nine or twelve months for eurodollar and euro rate loans. With respect to eurodollar loans and euro rate loans, interest was payable at the end of each interest period or, for interest periods longer than three months, at least every three months.

With respect to base rate loans under the Credit Agreement, interest was payable quarterly on the last business day of each fiscal quarter. Calculation of all interest was based on the actual number of days elapsed in a year comprising 360 days. For each drawn letter of credit, we were required to pay a per annum fee equal to the spread over the eurodollar rate for the revolving credit facility, a fronting fee equal to  1/4 of 1% on the aggregate daily stated amount of each letter of credit, plus administrative charges. Additionally, we paid a commitment fee ranging from 0.375% to 0.500% per annum, depending on our leverage ratio, which commitment fee was payable quarterly on the unused available portion of the revolving credit facility.

The loans incurred under the Credit Agreement by RPP LLC and RPP Capital were guaranteed by RPP Inc. and all of our existing and future direct and indirect wholly-owned domestic subsidiaries.  The U.S. loans under the Credit Agreement were secured by a perfected security interest in substantially all of our properties and assets and our direct and indirect wholly-owned domestic restricted subsidiaries, now owned or acquired later, including a pledge of all capital stock and notes owned by us and our domestic restricted subsidiaries; provided that no more than 65% of the stock of our foreign subsidiaries was required to be pledged in respect of such loans.  In addition, loans incurred under the 2000 credit agreement by Resolution Europe B.V. (f/k/a Resolution Nederland B.V.), a subsidiary of RPP B.V., were guaranteed by RPP Inc., us and all of our existing and future direct and indirect domestic and material foreign subsidiaries (the “Non-U.S. Guarantors”), subject to exceptions and restrictions.  The obligations of Resolution Europe B.V. (f/k/a Resolution Nederland B.V.) and the Non-U.S. Guarantors were secured by a perfected security interest in the assets described above and in certain material property and assets owned by Resolution Europe B.V. (f/k/a Resolution Nederland B.V.) and the Non-U.S. Guarantors.

New Credit Agreement

On January 24, 2005, RPP LLC and RPP Capital entered into a $150 million revolving credit facility pursuant to a credit agreement among Resolution Performance Products Inc.,  Resolution Europe B.V., the other credit parties party thereto, General Electric Capital Corporation, GE Leveraged Loans Limited and the other lenders party thereto (the “New Credit Agreement”).

The proceeds of the initial loans under the New Credit Agreement were used to refinance indebtedness under the former Credit Agreement.

The New Credit Agreement currently provides for the extension of revolving loans to RPP LLC (and any other entity approved to be a US borrower) of up to $100 million in aggregate principal amount at any time outstanding (“U.S. Credit Facility”), and for the extension of revolving loans to Resolution Europe B.V. (and any other entity approved to be a Netherlands borrower) of up to the Euro equivalent of $50 million in aggregate principal amount at any time outstanding (“Netherlands Credit Facility”).  Loans under the U.S. Credit Facility and the Netherlands Credit Facility may be used for, among other things, working capital and general corporate purposes of RPP LLC and its direct and indirect subsidiaries (including, without limitation, Resolution Europe B.V.), including, without limitation, certain permitted acquisitions.  The U.S. Credit Facility includes a sub-limit for letters of credit in an amount not to exceed $30 million.  The Netherlands Credit Facility includes a sub-limit for letters of credit in an amount not to exceed the Euro equivalent of $10 million.  The extension of revolving loans under the U.S. Credit Facility and the Netherlands Credit Facility terminates on June 24, 2009.

Borrowings by RPP LLC under the U.S. Credit Facility denominated in dollars accrue interest at either a U.S. index rate or the eurodollar rate plus, in each case, a margin ranging from 1.00% to 2.50%, depending on RPP LLC’s consolidated fixed charge coverage ratio, as calculated under the New Credit Agreement and determined on a quarterly basis.  Borrowings by RPP LLC under the U.S. Credit Facility denominated in Euros accrue interest at the euro rate plus a margin ranging from 2.00% to 2.50% depending on RPP LLC’s consolidated fixed charge coverage ratio, as calculated under the New Credit Agreement and determined on a quarterly basis.  Borrowings by Resolution Europe B.V. under the Netherlands Credit Facility accrue interest at either the euro rate plus associated costs or a euro base rate plus, in each case, a margin ranging from 2.00% to 2.50% depending on RPP LLC’s consolidated fixed charge coverage ratio, as calculated under the New Credit Agreement and determined on a quarterly basis.

Interest period elections generally range from one to six months for eurodollar and euro rate loans.  With respect to eurodollar loans and euro rate loans, interest is payable at the end of each interest period or, for interest periods longer than three months, at least every three months.  With respect to euro base rate loans and US index rate loans, interest is payable monthly on the last business day of each month.  Calculation of all interest is based on the actual number of days elapsed in a year comprising 360 days.  For each drawn letter of credit, we are required to pay a per annum fee equal to the margin over the eurodollar rate for the revolving credit facility, plus administrative charges (including a 0.125% per annum issuing fee).  In addition, RPP LLC will pay a commitment fee of 0.75% per annum of the average daily balance of the unused portion of the U.S. Credit Facility, payable monthly in arrears, if less than half of the total commitments under the U.S. Credit Facility are utilized, or 0.50% per annum if greater than or equal to half of such total commitments are utilized.  Resolution Europe B.V. will pay a commitment fee of 0.75% per annum of the average daily balance of the unused portion of the Netherlands Credit Facility, payable monthly in arrears, if less than half of the total commitments under the Netherlands Credit Facility are utilized, and 0.50% per annum if greater than or equal to half of such total commitments are utilized.

The amount of availability for borrowings and letters of credit under the U.S. Credit Facility is limited to the sum (the “U.S. Borrowing Base”) of (1) 85% of the net book value of RPP LLC’s receivables, (2) the lesser of 65% of the book value of RPP LLC’s inventory consisting of raw materials and finished goods and 85% of the net orderly liquidation value of such inventory, and (3) the lesser of 100% of the net orderly liquidation value of RPP LLC’s U.S. plant, property and equipment and $25 million (less amortization), which U.S. Borrowing Base RPP LLC will be required to report on a monthly basis.  If the utilization under the U.S. Credit Facility exceeds the most recently reported U.S. Borrowing Base, RPP LLC must repay outstanding borrowings and/or cash collateralize letters of credit in the amount equal to such excess.

The amount of availability for borrowings and letters of credit under the Netherlands Credit Facility is limited to the sum (the “Netherlands Borrowing Base”) of (1) 85% of the net book value of Resolution Europe B.V.’s receivables originating from customers located in Austria, Australia, Belgium, Canada, Switzerland, Czech Republic, Germany, Denmark, Spain, Finland, France, the UK, Greece, Hungary, Ireland, Italy, the Netherlands, Norway, New Zealand, Poland, Portugal, Sweden, Slovakia and the U.S. and (2) 65% of the net book value of Resolution Europe B.V.’s receivables originating from customers located in China, Hong Kong, Japan, Romania, Singapore, Slovenia and Taiwan, which Netherlands Borrowing Base Resolution Europe B.V. will be required to report on a monthly basis.  If the utilization under the Netherlands Credit Facility exceeds the most recently reported Netherlands Borrowing Base, Resolution Europe B.V. must repay outstanding borrowings and/or cash collateralize letters of credit in the amount equal to such excess.

The loans incurred under the U.S. Credit Facility are guaranteed by RPP Inc., RPP Capital Corporation and all of RPP Inc.’s existing and future direct and indirect domestic subsidiaries other than RPP LLC (the “U.S. Guarantors”).  The loans incurred under the U.S. Credit Facility are secured by a security interest in substantially all of RPP LLC’s and the U.S. Guarantors’ properties and assets, including a pledge of all capital stock and notes owned by them and their subsidiaries; provided that no more than 65% of the voting stock of their first-tier foreign subsidiaries is required to be pledged in respect of such loans under the U.S. Credit Facility.  As part of the security for the U.S. Credit Facility, the lenders have control agreements over the bank accounts into which RPP LLC’s customers remit payment.  Loans incurred under the Netherlands Credit Facility are guaranteed by Resolution Holdings B.V. and all of its existing and future direct and indirect material foreign subsidiaries other than Resolution Europe B.V. (the “Non-U.S. Guarantors”), subject to exceptions and restrictions.  The obligations of Resolution Europe B.V. and the Non-U.S. Guarantors are secured by a security interest in substantially all of the properties and assets owned by Resolution Europe B.V. and the Non-U.S. Guarantors, including by a pledge of all capital stock and notes owned by such entities.  As part of the security for the Netherlands Credit Facility, the lenders maintain bank accounts into which Resolution Europe B.V.’s  customers remit payment.  Such receipts are transferred to Resolution Europe B.V. once any outstanding revolver balances are repaid.  The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default.

Equipment Leases

During 2001, we entered into five to seven year leases for equipment at an aggregate annual rental of $0.3 million. The equipment has been capitalized at its fair market value of $1.2 million, which approximates the present value of the minimum lease payments. During 2002, we entered into a number of thirty-six month leases for equipment at an aggregate annual rental of $0.8 million. The equipment has been capitalized at its fair market value of $2.3 million, which approximates the present value of the minimum lease payments. As of December 31, 2004, $1 million of these capital leases was outstanding.  The thirty-six month leases are expected to be fully paid by June 2005. We will continue to review entering into capital lease agreements as alternate sources of financing with favorable interest rates as opportunities arise.

Equipment Notes

In addition during 2001, we entered into unsecured trade notes, totaling $3.9 million, payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. As of December 31, 2004, $0.3 million of these unsecured trade notes was outstanding.   The trade notes are expected to be fully paid by June 2005.

Insurance Notes

Each year we enter into trade notes with a funding corporation to finance our insurance coverage. Payments on these trade notes were approximately $5 million in 2004 and there was $3 million outstanding as of December 31, 2004 under these 2003 and 2004 trade notes. We plan to enter into a similar arrangement for a similar amount to finance our insurance needs in 2005.

Cash Flows

For the year ended December 31, 2004, we used net cash for operating activities of $39 million, used cash for investing activities of $29 million and provided net cash by financing activities of $23 million.  Investing activities primarily consisted of $26 million of capital expenditures for property, plant and equipment and a $3 million  investment in Resolutions’ JV LLC (“RJV”).  Financing activities primarily consisted of net borrowing from the Credit Agreement.  For the year ended December 31, 2003, we used net cash for operating activities of $43 million, provided cash by investing activities of $7 million and provided cash by financing activities of $80 million. Investing activities primarily consisted of expenditures for property, plant and equipment of $18 million offset by the proceeds of $23 million on the sale of forty percent of the outstanding shares in Japan Epoxy Resins Co., Ltd to our joint venture partner, Mitsubishi Chemical Company.  In connection with the financing activities, we paid a constructive distribution related to certain pension costs to Shell on RPP Inc.’s behalf.  For the year ended December 31, 2002, we generated net cash by operating activities of $64 million, used cash in investing activities of $45 million and used cash in financing activities of $21 million. Investing activities primarily consisted of expenditures for property, plant and equipment of $48 million and proceeds from the sale of non-productive assets of $2 million.

Our management uses EBITDA as an internal performance measure rather than a measure of our liquidity. Our cash flow from operations has been significantly different than our EBITDA. For example, for the year ended December 31, 2004, our EBITDA was $79 million, but our cash flow from operations was negative $39 million and our interest expense, net, was $79 million.

Capital Expenditures

Capital expenditures for property, plant and equipment totaled $26 million, $18 million and $48 million for the years ending December 31, 2004, 2003 and 2002, respectively.  Capital expenditures for 2004 consisted of $1 million for information technology projects, $2 million for mandatory environmental projects and $23 million for maintenance and operating projects.  Capital expenditures for 2003 consisted of $1 million for information technology projects, a net $6 million for mandatory environmental projects (gross $11 million before indemnification recovery of $5 million from Shell), $6 million for growth and improved profitability and $5 million for maintenance and operating projects.  Of the $48 million spent in 2002, $30 million was for an the information technology project, a net $10 million was for mandatory environmental projects (gross $26 million before indemnification recovery of $16 million from Shell), $6 million was for projects related to growth and improved profitability, and $2 million was for maintenance and operating projects.

Because we have an established infrastructure in place, our capital expenditures are generally not for the building of new plants but for their maintenance, mandatory environmental projects, occasional incremental expansion or cost reduction/efficiency improvement where justified by the expected return on investment.   We expect our capital expenditures for 2005 to be approximately $35 million of which $20 million is for maintenance and operating projects, and $15 million for growth and improved profitability projects.

Contractual Obligations and Other

We do not have any arrangements or relationships with unconsolidated entities or special purpose entities. Related party transactions are limited to those described in Note 3 of the consolidated financial statements. Off-balance sheet arrangements are limited to operating leases described in Note 13 of the consolidated financial statements.  The following is a summary of our material contractual cash payment obligations as of December 31, 2004 (in millions):

Contractual Obligation	2005	2006	2007	2008	Thereafter	Total
Long-term debt obligations*	$—	$—	$—	$—	$701	$701
Interest expense	75	75	75	75	119	419
Capital lease obligations	1	—	—	—	—	1
Pension & other benefit obligations	1	2	2	3	38	46
Other contractual obligations**	143	111	111	84	165	614
Operating lease obligations	10	10	10	9	29	68
Total	$230	$198	$198	$171	$1,052	$1,849

* The revolving credit facility also includes a sub-limit for letters of credit in an amount not to exceed $50 million.

At December 31, 2004, $28 million was outstanding under the revolving credit facility and $2 million in outstanding letters of credit.

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

We expect to contribute approximately $12 million to its Netherlands pension plan and $0 to its U. S. pension plan for fiscal 2005.

Global Tax Positions

Our legal and tax structure reflects the global nature of our business.  We perform a review of our global tax positions on an annual basis and reserve amounts for potential tax contingencies.  We establish the reserves based upon management's assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments.  Significant judgment is required in determining accruals for potential tax contingencies.  In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain.  Based on the reviews by management and the result of discussions and resolutions of proposed adjustments with certain tax authorities, including judicial procedures as appropriate, and the closure of tax years subject to tax audit, reserves are adjusted as necessary.  The Netherlands tax authority is currently examining Resolution Holdings B.V.’s tax returns for the years 2000 to 2002.  Net operating losses carried back during this period of time resulted in $18 million of tax refunds in the fourth quarter of 2003.  The Netherlands tax authority has not issued a formal notice of deficiency and we will aggressively contest any proposed adjustments.  Although the final resolution of any proposed adjustments is uncertain and may involve unsettled areas of the law, based on currently available information, we have provided for the best estimate of the probable tax assets and liability for such matters.  In the current year, this has resulted in a reduction to the recorded amount of net operating losses to reflect the best estimate of the amount of net operating loss carryforwards the Company believes will ultimately be sustained.  While the final resolution of these matters may result in tax assets and liabilities which are significantly higher or lower than the recorded amounts, we currently believe that the expected resolution will not have a material effect on our financial position or liquidity.  However, an unfavorable resolution could have a material effect on our results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

Outsourcing Services

During the second quarter of 2004, we commenced providing outsourcing services to RSM under the Management Services Agreement (“MSA”).  The agreement was executed on May 27, 2004 and has an initial term of three years with automatic renewal for one-year periods thereafter unless written notice is given by either party.  Currently in progress is an information technology project that consists of installing and configuring hardware and software as well as establishing an internal telecommunications and information technology infrastructure.  In addition to the information technology project, RPP provides outsourcing services that include monitoring of services under a transition services agreement, human resources, environmental, health and safety, financial and treasury, information technology, legal, intellectual property sales/service, purchasing, logistics and any negotiated additional services or projects.  In exchange for providing the mentioned outsourcing services, RPP bills RSM monthly and the charges are composed of the following formula: 33 1/3% of the estimated total salary, bonus, travel reimbursement, benefits and other costs payable by RPP to its Chief Financial Officer, General Counsel, Director of Human Resources, Chief Information Officer, Chief Administrative Officer and Director of Environmental Health and Safety, plus an amount equal to any incremental cost incurred by RPP in connection with the provision of the services multiplied by 1.075 and an amount equal to all out of pocket expenses incurred by RPP in providing the services.  In addition, RSM grants options to purchase common units of RSM to certain members of the management, employees or independent contractors of RPP who are involved in the provision or oversight of the services.  As of December 31, 2004, RSM paid us $11 million related to the MSA and information technology project. The actual expenses incurred, offset by the reimbursements from RSM, are recorded in selling, general, and administrative expenses.  Therefore, the mark-up related to these costs is included as a reduction of selling, general, and administrative expenses and have been insignificant to date. Included in the $11 million of reimbursements is $0.185 million related to RPP LLC officer salaries.

Outlook for 2005

We have experienced an improvement in demand in the markets we serve, and expect to see continued improvement in demand in 2005.  Supply/demand fundamentals are expected to improve.  However, raw material volatility could continue into 2005 because of, among other things, political instability in the Middle East or supply disruptions elsewhere. There can be no assurances that (a) any global recovery will continue during 2005, (b) we will be able to realize margins we have historically achieved as feedstock costs decline, or (c) our feedstock costs will not rise faster than our product prices and, therefore reduce our margins.

We believe that, assuming continued global growth, demand for epoxy resins will improve in 2005 from 2004 levels, as described above. Also, we have announced and implemented significant increases of epoxy resins prices during the second half of 2004 in North America, Europe and Asia.  We believe that our actions taken in 2004 to implement monthly pricing mechanisms in most product lines will improve our ability to react to changing market conditions in 2005, such as changes in raw material prices or changes in supply/demand fundamentals.

There can be no assurances that (i) demand for our products will increase during 2005 or (ii) the announced price increases by us or our competitors will be accepted by our customers or that we will not lose any significant customers or volumes in the future as a result of these price increases.

Environmental, Health and Safety

Our business is subject to various federal, state, local and foreign laws and regulations which govern environmental health and safety (“EHS”) related matters. Compliance with these laws and regulations requires substantial continuing financial commitments and planning. Moreover, the laws and regulations directly affect how we operate our business.  The financial commitments consist of environmental costs for normal day to day operations, voluntary and mandatory matters, as well as remediation issues.

As of December 31, 2004 and 2003, we assessed that an environmental remediation liability accrual was not needed based on the current available facts, present laws and regulations, and current technology. We accrue for environmental liabilities when the liability is probable and the costs are reasonably estimable. This assessment was based on the lack of evidence of any claims or possible claims against us from the closing date of the recapitalization. For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, for incidents occurring after the closing date of the recapitalization transaction, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

As mentioned above, we have substantial continuing financial commitments for compliance with environmental matters.   During the year ended, December 31, 2004 and 2003, we expended a total of $2 million and $11 million in related mandatory environmental capital projects and we applied $5 million from the deferred credit balance to offset these expenditures.  The deferred credit balance resulted from the 2002 settlement with Shell with regard to environmental matters covered by Shell’s indemnity to us.  As of December 31, 2004 and 2003, the deferred credit balance was zero.  We expect a similar operating environmental commitment to continue in future years; however, the level of financial commitment may increase if environmental laws and regulations become more stringent.

Research and Development

Our research and development activities are aimed at developing and enhancing products, processes, applications and technologies on a global basis.  We emphasize a customer driven, “systems and solutions” approach in discovering new applications and processes and providing  customer service through our technical staff. We also focus on on-going improvement of plant yields, fixed costs and capacity.  Our research and development expenditures were $18 million, $16 million and $20 million for the years ended December 31, 2004, 2003 and 2002, respectively. In order to continue to find alternate applications for our products and to continue to seek efficiencies in our manufacturing efforts, we expect to spend similar amounts in the future on product development and process development.

Effects of Currency Fluctuations

We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future.  For the year ended December 31, 2004, 57% of our total revenues and 52% of our total expenses were from companies incorporated outside of the United States.  For the year ended December 31, 2003, 55% of our total revenues and 57% of our total expenses were from companies incorporated outside the United States.  For the year ended December 31, 2002, 50% of our total revenues and 56% of our total expenses were from companies incorporated outside the United States.  A substantial amount of assets and liabilities outside the United States are currently denominated in the Euro. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the Euro relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on Euro-denominated debt, including certain borrowings under the Credit Agreement, and U.S. dollar denominated debt, including the notes and certain borrowings under the Credit Agreement.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.   The revision amends SFAS No.’s 87, 88 and 106 and requires additional disclosures to those in the original SFAS 132 to include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit or costs recognized during interim periods.   The effective dates for the additional disclosure requirements are December 15, 2003 and June 15, 2004.  Adoption of the revisions did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2003, FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (“FIN46R”), was issued primarily to clarify the required accounting for interests in variable interest entities (“VIE’s”).  This standard replaces FASB Financial Interpretation No. 46, Consolidation of Variable Interest Entities that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity.  For us, application of FIN 46R is required for interest in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003 and for interests in all other types of VIEs as of March 31, 2004.  Our application of FIN 46R, as of December 31, 2003 and as of March 31, 2004, did not and is not expected to have a material impact on our consolidated financial statements.

In January 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  The FSP permits a sponsor of retiree health benefit plans to make a one-time election to defer recognition of the effects of the new Medicare legislation in accounting for its plans under SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”, or in making disclosures related to its plans required by SFAS No. 132 until the FASB develops and issues authoritative guidance on accounting for subsidies provided by the Act.  Such FASB guidance could require a change in currently reported information.   Adoption of the standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment.” SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement No. 123, as originally issued.  The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

SFAS No. 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., second quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. We have not yet evaluated the impact of adoption of this pronouncement.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact of the adoption of this Statement which is required to be adopted in our fiscal year 2005.

As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued SFAS No. 153 to address the accounting for non-monetary exchanges of productive assets. SFAS No. 153 amends APB No. 29, “Accounting for Non-Monetary Exchanges”, which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. This Statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS No. 153 non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. The Statement specifies that a non-monetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of SFAS No. 153 prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. We will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on our consolidated financial position or results of operations.

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

A substantial amount of assets and liabilities outside the U.S. are denominated in Euros. The exchange rate of the U.S. dollar to the Euro was approximately 0.73310 and 0.7964 at December 31, 2004 and 2003, respectively. We may utilize forward exchange contracts to hedge foreign currency transaction exposures. There were no foreign exchange contracts outstanding at December 31, 2004.

We place our short-term investments, which generally have a term of less than 90 days, with high quality financial institutions. We also limit the amount of credit exposure to any one institution, and have investment guidelines concerning diversification and maturities designed to maintain safety and liquidity. Due to the short-term nature of these instruments, their carrying value approximates market value. Management does not believe that a decrease of 1.0% from 2004 average investment rates would be material to interest expense, net during 2005.

Management evaluates the creditworthiness of our customers and monitors accounts on a regular basis, but typically does not require collateral. Our trade receivables are primarily denominated in U.S. dollars and Euros. In addition, trade receivables are generally due within 30 to 60 days and are collected in a timely manner. Historically, bad debts have not been material and have been within management’s expectations. Management believes timely collection of trade receivables minimizes associated credit risk.

As of December 31, 2004, our outstanding long-term debt consisted of the notes, a revolving credit facility that included a letter of credit facility. The aggregate notes, which mature in 2009 and 2010 and totaled $673 million, bear interest at a fixed rate of 13 1/2%, 9½% and 8%.  As of December 31, 2004, their fair value was estimated to be $725 million in the aggregate. Borrowings under the Credit Agreement that were denominated in U.S. dollars accrued interest at either Citibank’s prime lending rate or the eurodollar rate plus, in each case, a margin ranging from 1.25% to 3.00%, which margin was dependent upon our leverage, as determined quarterly. Borrowings that were denominated in euros accrued interest at the euro rate (Euribor) plus associated costs plus a margin ranging from 2.25% to 3.00%, which margin was dependent upon our leverage, as determined quarterly. We periodically review various alternatives to protect long-term debt against interest rate fluctuations.

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

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our “internal controls over financial reporting” (“Internal Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based upon the Controls Evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 at the reasonable assurance level, because of the material weakness described below.  In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

As of December 31, 2004, we did not maintain effective controls over the valuation and completeness of our deferred income tax assets and liabilities (including the associated valuation allowance) and the income tax provision because we did not have accounting personnel with sufficient knowledge of generally accepted accounting principles related to income tax accounting and reporting.   Specifically, we did not have effective controls over the preparation and review of the valuation allowance and related to deferred tax assets to ensure accuracy and completeness.  This control deficiency resulted in the restatement of our financial statements for 2003 and the interim periods in 2004 to correct errors in the Company’s accounting for a valuation allowance for deferred tax assets.  The Public Company Accounting Oversight Board Standard No. 2, An Audit of Internal Control Over Financial Reporting in Conjunction with an Audit of Financial Statements states that a restatement of financial statements should be regarded as a strong indicator that a material weakness in internal control over financial reporting exists.  Consistent with this standard, management has concluded that this control deficiency constitutes a material weakness.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In order to remediate this material weakness, we have identified and will begin implementing actions to improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting related to our income tax accounting.  In connection with this effort, we plan to strengthen the resources in our income tax accounting function, implement greater senior level financial officer review of the income tax balance sheet accounts and related journal entries, and engage a third party specialist to assist our personnel conducting comprehensive and detailed reviews of our tax reporting and accounting, in particular with respect to developing more effective  processes for establishing and monitoring deferred income taxes and related valuation allowances.

ITEM 9B.     OTHER INFORMATION

On March 29, 2005, we entered into an Indemnity Agreement with Carl S. Stutts, Director.  The agreement is filed herewith at exhibit 10.73.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of January 1, 2005 with respect to the members of our Board of Managers and our executive officers, who also hold the same positions with our parent RPP Inc.

Name	Age	Position

Marvin O. Schlanger	56	Chairman and Chief Executive Officer
Layle K. Smith	50	President and Chief Operating Officer
David S. Graziosi	39	Executive Vice President and Chief Financial Officer
Mark S. Antonvich	44	Senior Vice President, General Counsel and Corporate Secretary
Wouter W. Jongepier	42	Vice President, Major Resins
Ed Hoozemans	39	Vice President, Versatic Acids
George M. Tomko	49	Vice President and Chief Information Officer
Dennis F. White	53	Vice President, Human Resources
Douglas B. Rahrig	54	Vice President, Performance Products, Technology and Development
Edward Guetens	63	Vice President, Environment, Health & Safety, Manufacturing and Engineering
Francois Vleugels	56	Vice President and Chief Administrative Officer, Europe
Laurence M. Berg	38	Director
Peter P. Copses	46	Director
Joshua J. Harris	40	Director
Scott M. Kleinman	31	Director
Carl S. Stutts	58	Director
Heinn F. Tomfohrde, III	71	Director

Marvin O. Schlanger became Chairman of the Board of Managers of RPP LLC on November 14, 2000. Mr. Schlanger was appointed Chairman of RPP Capital on November 14, 2000 and became Chief Executive Officer of RPP Capital on March 2, 2001. He served as President of RPP LLC and RPP Capital until July 2001. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, L.L.C., which provides management services and capital to the chemical and allied industries. From 1999 to 2000, he also served as interim president of OneChem, Ltd. From 1988 to October 1998, Mr. Schlanger held various positions with ARCO Chemical Company, serving most recently as President and Chief Executive Officer from May 1998 to October 1998 and as Executive Vice President and Chief Operating Officer from 1994 to May 1998. Mr. Schlanger is also a director of RPP Capital, Resolution Specialty Materials, Inc. and UGI Corporation and a member of the Board of RSM LLC.

Layle K. Smith became President and Chief Operating Officer of RPP LLC and RPP Capital in September 2004. From February 2002 to February 2004, Mr. Smith was Chief Executive Officer and Director for Nxt Phase Corporation.  He was also President and Chief Operating Officer and Board Member for Ballard Power Systems from September 1998 to November 2001.  Prior to September 1998, Mr. Smith held various positions at Dow Chemical Company serving most recently as Business Vice President – Specialty Chemicals.

David S. Graziosi became Executive Vice President and Chief Financial Officer of RPP LLC and RPP Capital in May 2004. Since 2000 and prior to joining us, Mr. Graziosi was Vice President and Chief Financial Officer of General Chemical Group Inc. (which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on December 3, 2003).  From 1999 to 2000, he held various positions with Reheis, Inc., a subsidiary of Gentek, Inc. and served most recently as its Business Controller/Chief Financial Officer.  From 1996 to 1999, he held various positions with Sun Chemical Group B.V., and served most recently as its Assistant Corporate Controller.  Prior thereto, Mr. Graziosi had been employed by Colgate Palmolive from 1994 to 1996 and by Arthur Andersen LLP from 1988 to 1994.

Mark S. Antonvich became Senior Vice President, General Counsel and Corporate Secretary of RPP LLC and RPP Capital on January 1, 2004 and prior thereto had been our Vice President and General Counsel since May 8, 2001. Prior thereto, from August 2000 to May 2001, he had been Senior Counsel for EGEP Inc., where he was responsible for international oil and gas transactions and providing legal support to operating assets in India. From 1995 to 2000, Mr. Antonvich represented Magma Copper Company and BHP Minerals in Tucson, Arizona and Houston, Texas, most recently serving as Senior Corporate Counsel, advising those companies on international mineral acquisitions and divestments, commercial and general corporate matters, operational and environmental issues related to mining and mineral processing activities, and complex litigation. From 1987 to 1995, he was in private practice in the Washington, D.C. area, following graduation from the Georgetown University Law Center.

Wouter W. Jongepier became Vice President, Major Resins on January 1, 2004. Prior thereto, he had held the positions of Vice President, Global Sales of RPP LLC since November 2002, Vice President, Europe/Africa of RPP LLC from November 2000 to November 2002 and the Sales Director of the European and African operations of Shell’s Resins/Versatics Products business from 1999 to November 2000. Mr. Jongepier joined Shell in 1988 and has served in roles varying from researcher in Belgium, specialties plant manager in Pernis, and market development manager in the southern part of Europe.

Eduard Hoozemans became Vice President, Versatics of RPP LLCon January 1, 2004. Prior thereto, he had held the positions of Business Director, Versatics since November 2002 and Business Manager, Versatics from November 1999 to November 2002. Mr. Hoozemans joined Shell in 1989 and has served in roles varying from plant manager for the BPA- and Resins-plants in Pernis, business development manager in the Americas to product & key account manager in Germany for a large part of the European business.

George M. Tomko became Vice President and Chief Information Officer of RPP LLC in October 2004. From 1984 to 1997, Mr. Tomko held various positions of increasing responsibilities with Monsanto Corporation including Information Technology Director.  Subsequently he held Information Technology leadership positions with Solutia Inc. and from 1999 to 2004 was with Astaris, LLC most recently as their Chief Information Officer.

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

Edward Guetens became Vice President, Environment, Health & Safety, Manufacturing and Engineering of RPP LLCon January 1, 2004 and prior thereto had been our Director Global Environment, Health & Safety and Engineering since 2001. From 1975 until 1999 Mr. Guetens served in various positions with Arco Chemical Company, most recently as Director of Engineering, Environment, Health & Safety and Manufacturing Programs.

Francois Vleugels became Vice President and Chief Administrative Officer—Europe of RPP LLC on January 1, 2004. From 1981 until 2003, Mr. Vleugels served in various positions with Eastman Chemical Company, most recently as the Vice President and General Manager of Coatings, Adhesives and Specialty Polymers.

Laurence M. Berg became a director of RPP Inc. and a member of the Board of Managers of RPP LLC on November 14, 2000. Mr. Berg is a partner in Apollo Management, L.P., where he has worked since 1992. Prior to that time, Mr. Berg was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Berg is also a director of Sylvan Inc., AMC Entertainment, Inc. and Rent-A-Center, Inc.

Peter P. Copses became a director of RPP Inc. and a member of the Board of Managers of RPP LLC on November 14, 2000. Mr. Copses is a partner in Apollo Management, L.P., where he has worked since 1990. From 1986 to 1990, Mr. Copses was initially an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin Jenrette Securities Corporation, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses is also a director of Rent-A-Center, Inc., Zale Corporation, Compass Minerals International, Inc. General Nutrition Centers, Inc., RSM Inc., and a member of the Board of Managers of RSM LLC.

Joshua J. Harris became a director of RPP Inc., a member of the Board of Managers of RPP LLC and a director of RPP Capital on November 14, 2000. Mr. Harris is a senior founding partner of Apollo Management, L.P. and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Borden Chemical Inc., Compass Minerals International, Inc., GNC Corporation, Nalco Holding Company, Pacer International, Inc., Quality Distribution Inc., United Agri Products, Inc., RSM Inc. and a member of the Board of Managers of RSM LLC.

Scott M. Kleinman became a director of RPP Inc., a member of the Board of Managers of RPP LLC and a director of RPP Capital on November 14, 2000. Mr. Kleinman is a partner of Apollo Management, L.P., where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division from July 1994 through January 1996. Mr. Kleinman is also a director of RSM LLC and Borden Chemical Inc.

Carl S. Stutts became a director of RPP Inc. and a member of the Board of Managers of RPP LLC on November 3, 2004.  Mr. Stutts served as President and Chief Executive Officer from April 2003 to July 2004 and as Executive Vice President and Chief Financial Officer from April 1998 to March 2003 for Texas Petrochemicals Corporation.  Mr. Stutts has also served as a General Partner with The Columbine Venture Funds from April 1988 to April 1998.  Prior to that time,  Mr. Stutts spent 17 years with Tenneco, Inc. (and subsidiaries), rising in increasing levels of responsibilities in Tenneco’s chemical subsidiaries and corporate offices, last serving as Vice President for Tenneco Ventures, Inc. from 1984 to 1988.  Mr. Stutts is also a director of HydroChem Industrial Services.

Heinn F. Tomfohrde, III became a director of RPP Inc. and a member of the Board of Managers of RPP LLC on November 14, 2000. Mr. Tomfohrde has served the chemicals industry in a variety of leadership positions for 44 years. He served as President and Chief Operating Officer of International Specialty Products, Inc. and its predecessor company, GAF Chemicals Corp. from 1987 to 1993. Prior to that time, Mr. Tomfohrde spent 31 years with Union Carbide Corp., rising from positions in research and development and marketing to senior management, serving as President of Union Carbide’s Consumer and Industrial Products Group from 1983 to 1986. Mr. Tomfohrde is also a director of Compass Minerals International, Inc

Compensation of Board of Managers

In 2005, we will pay each non-employee director a retainer of $2,000 per month plus $2,000 for each Board meeting attended.

Furthermore, in the event that RPP LLC and its subsidiaries consolidated earnings before interest, taxes, depreciation and amortization (as determined by our historical practices) is $116 million or more during any twelve month period ending the last day of any fiscal quarter during 2004 and 2005, each director who served in 2003 will receive 125% of the amount that would have been received had the 2004 plan been in effect in 2003.

Each of the members of the Board of Managers of RPP LLC also serves as a director of RPP Inc. and is compensated for such services by RPP Inc. RPP Inc. adopted a non-employee director stock option plan, effective as of November 14, 2000, pursuant to which options with respect to a total of 15,000 shares of RPP Inc.’s common stock will be available for grant to directors of RPP Inc. or any of its subsidiaries, including us, who are not also employees of RPP Inc. or any of its subsidiaries. The option plan will be administered by the board of directors of RPP Inc. or a compensation committee appointed from time to time by the board of directors. The right to grant options under the plan will expire on November 14, 2010 unless earlier terminated by the board of directors of RPP Inc. Options granted under the plan will be nonqualified stock options. As of December 31, 2004, RPP Inc. granted options covering 9,199 shares to its non-employee directors, each of whom also serves as a member of the Board of Managers of RPP LLC.

Options are granted in the amounts determined by the board of directors of RPP Inc. or the compensation committee. Except as otherwise determined by the board of directors, options will vest as follows:

•        One-third of the options will time vest in equal increments over five years from date of grant. However, vesting of all of these options will be accelerated immediately upon the consummation of a sale of RPP Inc. for cash, or any transaction in which Apollo Management sells at least fifty percent of its shares of common stock of RPP Inc.

•        Two-thirds of the options will be performance options and will vest eight years from date of grant. However, vesting of all or a portion of the performance options will be accelerated upon the consummation of a sale of RPP Inc. for cash, or any transaction in which Apollo Management sells at least fifty percent of its shares of common stock of RPP Inc. The amount vested will be based on the operating results achieved by the business.

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

The audit committee provides assistance to the Board of Managers in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions. The audit committee also oversees the audit efforts of our independent accountants and takes those actions it deems necessary to satisfy itself that the auditors are independent of management. The members of the audit committee are Messrs. Kleinman, Stutts and Schlanger.

The environmental health and safety committee oversees our environmental health and safety compliance program. In addition, the environmental health and safety committee reviews compliance with environmental health and safety indemnifications as well as our environmental health and safety performance statistics. The environmental health and safety committee also recommends to the Board of Managers the general budget for environmental health and safety capital spending. The members of the environmental health and safety committee are Messrs. Tomfohrde, Stutts and Schlanger.

Audit Committee Financial Expert

The Board of Managers has determined that Mr. Kleinman, who is the Chairman of the Audit Committee, serves as the current “audit committee financial expert” as such term is defined under the SEC rules.  In addition, Mr Schlanger qualifies as an “audit committee financial expert”.  Neither Mr. Kleinman nor Mr. Schlanger qualify as “independent” as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act assuming that the listing standards of the National Association of Securities Dealers, Inc. (“NASD”) applied.  Independence is not required as the Company’s equity is not traded on a public exchange.

Code of Conduct and Ethics Policy

We have adopted a code of conduct and ethics policy, which applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer.  Our code of conduct and ethics policy are posted on our website at www.resins.com under the heading “Corporate Information.”  We will also provide a copy of the code of conduct and ethics policy to securityholders upon request.   Any amendments to or waivers from any provision of our code of conduct and ethics policy will be disclosed by posting such information on our website.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chairman and each of our other five most highly compensated executive officers (including two former officers) who earned over $100,000 in 2004 for the years ended December 31, 2004, 2003 and 2002.

Summary Compensation Table

		Annual Compensation		All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)
Marvin O. Schlanger	2004	$400,000	$250,000	$—
Chairman and Chief Executive Officer	2003	150,000	—	—
	2002	300,000	500	—

Layle K. Smith(3)
President and Chief Operating Officer	2004	$85,385	$100,000	$—

Jeff M. Nodland(3)	2004	$198,667	$15,000	$—
Former President and Chief Operating Officer	2003	225,000	5,000	—
	2002	250,000	500	—

David S. Graziosi(3)
Executive Vice President and Chief Financial Officer and Secretary	2004	$155,952	$87,000	$9,188

J. Travis Spoede	2004	$70,512	$125,000	$—
Former Executive Vice President and Chief	2003	180,000	30,000	—
Financial Officer and Secretary	2002	201,190	50,500	—

Mark S. Antonvich	2004	$210,866	$21,000	$15,000
Senior Vice President, General Counsel and Secretary	2003	175,499	7,500	12,367
	2002	195,000	500	15,000

(1)   In 2002, each employee of the Company was paid the equivalent of $500 as bonus for the year 2001, except for Mr. Spoede who was paid an information technology project bonus for individual performance.

(2)   Consists of benefit payments in lieu of matching contribution and participation in the Company’s 401(k) program for Mr. Graziosi and Mr. Antonvich.

(3)   Mr. Smith and Mr. Graziosi joined us on varying dates in 2004 and the respective 2004 compensation is reported only from the start date to year-end.  Mr. Nodland transferred to RSM during 2004 and 2004 compensation is reported only from the start of the year to his transfer date.

OPTION GRANTS

The following table sets forth options for shares of our parent company’s common stock granted to each of our named executive officers during fiscal year 2004.

Individual Grants

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation Term
					5% ($)	10% ($)

Marvin O. Schlanger	—	—	—	—	—	—
Layle K. Smith	7,000	44%	$100	10/20/12	—	—
Jeffrey M. Nodland (former)	—	—	—	—	—	—
David S. Graziosi	3,000	19%	$100	06/09/12	—	—
J. Travis Spoede (former)	—	—	—	—	—	—
Mark S. Antonvich	—	—	—	—	—	—

The following table provides information as to the value of options held by each of the named executive officers at the end of fiscal year 2004. None of the named executive officers exercised any options during the last fiscal year.

Option Values as of December 31, 2004

	Number of Securities
	Underlying Unexercised		Value of Unexercised In-the Money Options at
	Option at December 31, 2004		December 31, 2004 (in thousands)
Name	Exercisable	Unexercisable	Exercisable (1)	Unexercisable(1)

Marvin O. Schlanger	3,200	17,800	$—	$—
Layle K. Smith	—	7,000	—	—
Jeffrey M. Nodland(former)	1,020	—	—	—
David S. Graziosi	—	3,000	—	—
J. Travis Spoede (former)	—	—	—	—
Mark S. Antonvich	240	960	—	—

(1)           There is no established trading market for the stock of RPP Inc., but based on its estimated fair value at December 31, 2004, no options have been designated to be in-the-money.  The estimated market value was calculated in-house by using reasonable and customary methods for determining market values when there is no established trading market.

2000 Option Plan

RPP Inc. has adopted a stock option plan, effective as of November 14, 2000, pursuant to which options with respect to a total of 69,000 shares of RPP Inc.’s common stock will be available for grant to employees of, consultants to, or directors of RPP Inc. or us. The option plan is administered by the board of directors of RPP Inc. or a compensation committee appointed from time to time by the board of directors. The right to grant options under the option plan will expire on November 14, 2010. Options granted under the plan are either nonqualified or incentive stock options.

Options are granted in amounts and at such times and to such eligible persons as determined by the board of directors of RPP Inc. or the compensation committee. As of December 31, 2004, RPP Inc. granted nonqualified options covering 62,300 shares, representing approximately 10% of its total common stock outstanding on a fully diluted basis. Options will vest in accordance with a schedule as determined by the board of directors of RPP Inc. or the compensation committee and this vesting schedule will be outlined in the optionee’s option agreement. We generally expect options to vest as follows:

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

(b)  Two-thirds of the options will be performance options and will vest in equal increments over eight years. The amount vested will be based on the operating results achieved by the business. However, vesting of all or a portion of the performance options will be accelerated upon the consummation of a sale of RPP Inc. for cash, or any transaction in which Apollo sells at least fifty percent of shares of common stock of RPP Inc. acquired by it.

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

The term of Mr. Schlanger’s employment agreement is initially three years, with automatic extensions for additional two year periods if neither party gives notice that the term will not be extended. We may terminate Mr. Schlanger’s employment at any time and for any reason and Mr. Schlanger may resign at any time and for any reason. Under his employment agreement, Mr. Schlanger has also agreed to non-competition provisions. In consideration of this non-competition agreement, we have agreed to make payments to Mr. Schlanger following the termination of his employment. If we terminate Mr. Schlanger’s employment without cause or Mr. Schlanger resigns for good reason (including any material diminution of his duties), Mr. Schlanger will be entitled to receive (1) earned but unpaid amounts under our salary or benefit plans or programs and (2) his current base salary for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and November 14, 2003. If any such payments constitute a “parachute payment,” as defined in Section 280G of the Internal Revenue Code of 1986, as amended, then the total amount of payments or benefits payable to Mr. Schlanger will be reduced to the largest amount such that the provisions of 280G of the Code relating to “excess parachute payments” shall no longer be applicable. However, in the event Mr. Schlanger is terminated for cause or resigns without good reason, we will not be obligated to make those payments.

On March 15, 2002, Mr. Schlanger’s employment agreement was amended, effective January 1, 2002, to (i) reduce his annual base salary to $300,000, subject to any increase as determined by the compensation committee of our Board of Directors, and (ii) to increase his annual target bonus to an amount equal to one-hundred percent of Mr. Schlanger’s then current annual base salary.

Effective January 1, 2003, Mr. Schlanger’s employment agreement was amended to (i) reduce his annual base salary to $150,000, subject to any increase as determined by the compensation committee of our Board of Managers; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 and 2004 (such day, the “Salary Reimbursement Date”), our and our subsidiaries’ consolidated adjusted earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, his annual base salary will increase to $300,000 and he will receive 125% of the amount he otherwise would have received since January 1, 2003 if his annual base salary had been $300,000, (ii) provide that in the event of his death, long-term disability, retirement or a Realization Event (as defined in our stock option plan) prior to the earlier of the Salary Adjustment Date and January 1, 2004, he will receive a lump sum amount (to be considered pensionable wages) equal to 100% of the amount paid to him as base salary from January 1, 2003 to such date, (iii) provide that his annual target bonus be an amount equal to 100% of his highest annual base salary during the term of his employment agreement.  The effective date for achieving $116 million as related to (i) above has been extended to December 31, 2005 by action of the Compensation Committee and the employment agreement is expected to be amended accordingly.

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

The term of Mr. Antonvich’s employment agreement was initially three years, with automatic extensions for additional two year periods if neither party gives notice that the term will not be so extended. We may terminate Mr. Antonvich’s employment at any time and for any reason and Mr. Antonvich may resign at any time and for any reason. Under his employment agreement, Mr. Antonvich has also agreed to non-competition provisions. In consideration of this non-competition agreement, we have agreed to make payments to Mr. Antonvich following the termination of his employment. If we terminate Mr. Antonvich’s employment without cause or Mr. Antonvich resigns for good reason (including any material diminution of his duties), Mr. Antonvich will be entitled to receive (1) earned but unpaid amounts under our salary or benefit plans or programs and (2) his current base salary for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and May 7, 2003. If any such payments constitute a “parachute payment,” as defined in Section 280G of the Internal Revenue Code of 1986, as amended, then the total amount of payments or benefits payable to Mr. Antonvich will be reduced to the largest amount such that the provisions of 280G of the Code relating to “excess parachute payments” shall no longer be applicable. However, in the event Mr. Antonvich is terminated for cause or resigns without good reason, we will not be obligated to make those payments.

Effective January 1, 2003, Mr. Antonvich’s employment agreement was amended to (i) temporarily reduce his annual base salary to $175,500, subject to any increase as determined by the compensation committee of our Board of Managers; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 and 2004 or 2005 (such day, the “Salary Reimbursement Date”), our and our subsidiaries’ consolidated adjusted earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, his annual base salary will increase to $195,000 and he will receive 125% of the amount he otherwise would have received since January 1, 2003 if his annual base salary had been $195,000, (ii) provide that in the event of his death, long-term disability, retirement or a Realization Event (as defined in our stock option plan) prior to the earlier of the Salary Adjustment Date and January 1, 2004, he will receive a lump sum amount (to be considered pensionable wages) equal to 11.11% of the amount paid to him as base salary from January 1, 2003 to such date.  The effective date for achieving $116 million as related to (i) above has been extended to December 31, 2005 by action of the Compensation Committee and the employment agreement is expected to be amended accordingly.

Effective March 2004, Mr. Antonvich’s employment agreement was amended to (i) reflect his title as Senior Vice President, General Counsel and Corporate Secretary and increase of his base annual salary to $212,500, (ii)  provide that in the event we terminate his employment without cause or he resigns for good reason (including any material diminution of his duties), he will be entitled to receive, in addition to earned but unpaid amounts under our salary or benefit plans or programs, his highest annual base salary during the term of his employment agreement for a period equal to the greater of (a) 24 months following the termination date and (b) the period between the termination date and May 7, 2003 and (iii) extend the term of the employment agreement to 5 years.

On September 11, 2004, we entered into an employment agreement with Layle K. Smith to act as our President and Chief Operating Officer.  Mr. Smith receives an annual base salary of $300,000 per year, subject to any increase as determined by the Board or its compensation committee.  In addition, Mr. Smith is entitled to receive an annual cash bonus based upon achievement of certain operating and/or financial goals, with an annual target bonus amount equal to fifty percent of Mr. Smith’s then current annual base salary.  Mr. Smith was also granted options to purchase 7000 shares of RPP, Inc.’s common stock under the RPP, Inc. stock option plan and Mr. Smith is entitled to participate in our benefit plans.

The term of Mr. Smith’s employment agreement is initially three years, with automatic extensions of one year if neither party gives notice that the term will not be extended.  We may terminate Mr. Smith’s employment at any time and for any reason and Mr. Smith may resign at any time and for any reason. Under his employment agreement, Mr. Smith has also agreed to non-competition provisions. In consideration of this non-competition agreement, we have agreed to make payments to Mr. Smith following the termination of his employment.  If we terminate Mr. Smith’s employment without cause or Mr. Smith resigns for good reason (including any material diminution of his duties), Mr. Smith will be entitled to receive (1) earned but unpaid amounts under our salary or benefit plans or programs and (2) his current base salary for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and October 11, 2007. If any such payments constitute a “parachute payment,” as defined in Section 280G of the Internal Revenue Code of 1986, as amended, then the total amount of payments or benefits payable to Mr. Smith will be reduced to the largest amount such that the provisions of 280G of the Code relating to “excess parachute payments” shall no longer be applicable. However, in the event Mr. Smith is terminated for cause or resigns without good reason, we will not be obligated to make those payments.

On May 10, 2004, we entered into an employment agreement with David S. Graziosi to act as our Executive Vice President and Chief Financial Officer.  Mr. Graziosi receives an annual base salary of $245,000 per year, subject to any increase as determined by the Board or its compensation committee.  In addition, Mr. Graziosi is entitled to receive an annual cash bonus based upon achievement of certain operating and/or financial goals, with an annual target bonus amount equal to fifty percent of Mr. Graziosi’s then current annual base salary.  Mr. Graziosi was also granted options to purchase 3,000 shares of RPP Inc.’s common stock under the RPP Inc. stock option plan and Mr. Graziosi is entitled to participate in our benefit plans.

The term of Mr. Graziosi’s employment agreement is initially three years, with automatic extensions of one year if neither party gives notice that the term will not be extended.  We may terminate Mr. Graziosi’s employment at any time and for any reason and Mr. Graziosi may resign at any time and for any reason. Under his employment agreement, Mr. Graziosi has also agreed to non-competition provisions. In consideration of this non-competition agreement, we have agreed to make payments to Mr. Graziosi following the termination of his employment.  If we terminate Mr. Graziosi’s employment without cause or Mr. Graziosi resigns for good reason (including any material diminution of his duties), Mr. Graziosi will be entitled to receive (1) earned but unpaid amounts under our salary or benefit plans or programs and (2) his current base salary for a period equal to the greater of (a) 12 months following the termination date and (b) the period between the termination date and May 10, 2007. If any such payments constitute a “parachute payment,” as defined in Section 280G of the Internal Revenue Code of 1986, as amended, then the total amount of payments or benefits payable to Mr. Graziosi will be reduced to the largest amount such that the provisions of 280G of the Code relating to “excess parachute payments” shall no longer be applicable. However, in the event Mr. Graziosi is terminated for cause or resigns without good reason, we will not be obligated to make those payments.

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

Agreements with Former Executive Officers

On April 19, 2004, we entered into a separation agreement with our then Executive Vice President and Chief Financial Officer, J. Travis Spoede, under which he resigned his position as an officer and employee effective as of May 31, 2004.   Pursuant to the separation agreement, we paid Mr. Spoede all salary and benefits due him through May 31, 2004 as well as medical coverage through September 30, 2004.  In addition, we paid Mr. Spoede additional severance compensation of $125,000.

Effective June 1, 2004, we entered into a consulting agreement with Mr. Spoede.  Pursuant to the Consulting Agreement Mr. Spoede was paid $1,500 per day plus related out of pocket expenses for services performed through January 7, 2005.

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

Effective January 1, 2003, Mr. Nodland’s employment agreement was amended to (i) reduce his annual base salary to $225,000, subject to any increase as determined by the compensation committee of our Board of Managers; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 and 2004 (such day, the “Salary Reimbursement Date”), our and our subsidiaries’ consolidated adjusted earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, his annual base salary will increase to $250,000 and he will receive 125% of the amount he otherwise would have received since January 1, 2003 if his annual base salary had been $250,000, (ii) provide that in the event of his death, long-term disability, retirement or a Realization Event (as defined in our stock option plan) prior to the earlier of the Salary Adjustment Date and January 1, 2004, he will receive a lump sum amount (to be considered pensionable wages) equal to 11.11% of the amount paid to him as base salary from January 1, 2003 to such date. The effective date for achieving $116 million as related to (i) above has been extended to December 31, 2005 by action of the Compensation Committee and the employment agreement is expected to be amended accordingly.

Effective August 2, 2004 upon the acquisition of RSM by Apollo, Mr. Nodland resigned from his positions as President and Chief Operating Officer with the Company and became President of RSM.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our membership units are owned by RPP Inc. and all of RPP Capital’s equity securities are owned by us. The following table sets forth information with respect to the ownership of the capital stock of RPP Inc., as of January 1, 2005 (based on 602,030.4545 shares of common stock outstanding), by

• each person who owns beneficially more than 5% of the capital stock of RPP Inc.,

• each member of our Board of Managers,

• each of our named executive officers, and

• all of our executive officers and members of the Board of Managers of RPP LLC as a group.

	RPP Inc. Common Stock (1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class

Apollo Management IV, L.P. (2)	546,720	90.8%
Shell Oil Company (3)	45,000	7.5
Marvin O. Schlanger (4)	3,200		*
Layle K. Smith (5)	900		*
Jeffrey M. Nodland (former) (6)	1,565		*
David Graziosi (7)	—		*
Mark Antonvich (8)	840		*
J. Travis Spoede (9)	1,020		*
Carl S. Stutts (10)	—		*
Laurence M. Berg (2)(11)	546,986	90.9
Peter P. Copses (2)(11)	546,986	90.9
Joshua J. Harris (2)(11)	546,986	90.9
Scott M. Kleinman (2)(11)	546,986	90.9
Heinn F. Tomfohrde, III (12)	266		*
All managers and executive officers as a group (19 persons)(12)	557,480	92.6

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

(2) Represents all shares held of record by RPP Holdings. RPP Holdings is an affiliate of, and is controlled by, Apollo Management through its 79.1% beneficial ownership of RPP Holdings’ membership interests. The address of each of RPP Holdings and Apollo Management and of Messrs. Berg, Copses, Harris and Kleinman is c/o Apollo Management, L.P., 9 West 57th Street, 43rd Floor, New York, New York 10019.

(3) The address of Shell Oil Company is 910 Louisiana Street, One Shell Plaza, Houston, Texas 77252.

(4) Represents 3,200 shares of common stock issuable upon exercise of options granted to Mr. Schlanger under the RPP Inc. stock option plan that were vested as of January 1, 2005. Does not include options to purchase 17,800 shares of common stock that

RPP Inc. issued to Mr. Schlanger under the RPP Inc. stock option plan and 6,000 restricted stock units that RPP Inc. issued to Mr. Schlanger pursuant to the restricted unit plan on November 14, 2000. The options are subject to time and performance vesting conditions. See “Management—2000 Option Plan.” The restricted stock units represent a conditional right to receive 6,000 shares of common stock of RPP Inc. upon the occurrence of the events described under “Management—Restricted Unit Plan.” The address of Mr. Schlanger is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002. In addition, does not reflect Mr. Schlanger’s indirect ownership interest in the common stock of RPP Inc. through his direct ownership of 6,000 membership units of RPP Holdings.

(5) Does not include options to purchase 7,000 shares of common stock that RPP Inc. issued to Mr. Smith under the RPP Inc. stock option plan. These options are subject to time and performance vesting conditions. See “Management—2000 Option Plan.” The address of Mr. Smith is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002.

(6) Includes 1,020 shares of common stock issuable upon exercise of options granted to Mr. Nodland under the RPP Inc. stock option plan that were vested as of January 1, 2005. Does not include options to purchase 4,080 shares of common stock that RPP Inc. issued to Mr. Nodland under the RPP Inc. stock option plan. These options are subject to time and performance vesting conditions. See “Management—2000 Option Plan.” The address of Mr. Nodland is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002.

(7) Does not include options to purchase 3,000 shares of common stock that RPP Inc. issued to Mr. Graziosi under the RPP Inc. stock option plan. These options are subject to time and performance vesting conditions. See “Management—2000 Option Plan.” The address of Mr. Graziosi is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002.

(8) Includes 240 shares of common stock issuable upon exercise of options granted to Mr. Antonvich under the RPP Inc. stock option plan that were vested as of January 1, 2005. Does not include options to purchase 960 shares of common stock that RPP Inc. issued to Mr. Antonvich under the RPP Inc. stock option plan. These options are subject to time and performance vesting conditions. See “Management—2000 Option Plan.” The address of Mr. Antonvich is c/o Resolution Performance Products Inc., 1600 Smith Street, Houston, Texas 77002.

(9) Includes no shares of common stock issuable upon exercise of options granted to J.Travis Spoede under the RPP Inc. stock option plan that were vested as January 1, 2005.

(10) Does not include options to purchase 1,500 shares of common stock that RPP Inc. issued to Mr. Stutts pursuant to the RPP Inc. non-employee director stock option plan. The options are subject to time and performance vesting conditions. See “Management—Compensation of Board of Managers.” The address of Mr. Stutts is 3810 Swarthmore, Houston, Texas 77005.

(11) Includes 546,720 shares owned by RPP Holdings. Each of Messrs. Berg, Copses, Harris and Kleinman may be deemed the beneficial owner of shares of RPP Inc. owned by RPP Holdings and membership units of RPP Holdings due to his status as a partner (in the case of Messrs. Berg, Copses and Harris) and principal (in the case of Mr. Kleinman) of Apollo Management, which controls RPP Holdings. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. Includes 266 shares of common stock issuable upon exercise of options granted to each of Messrs. Berg, Copses, Harris and Kleinman pursuant to the RPP Inc. non-employee director stock option plan that were vested January 1, 2005. Does not include options to purchase 1,234 shares of common stock that RPP Inc. issued to each of Messrs. Berg, Copses, Harris and Kleinman pursuant to the RPP Inc. non-employee director stock option plan. The options are subject to time and performance vesting conditions. See “Management—Compensation of Board of Managers.”

(12) Includes 266 shares of common stock issuable upon exercise of options granted to Mr. Tomfohrde pursuant to the RPP Inc. non-employee director stock option plan that were vested on January 1, 2005. Does not include options to purchase 1,234 shares of common stock that RPP Inc. issued to Mr. Tomfohrde pursuant to the RPP Inc. non-employee director stock option plan. The options are subject to time and performance vesting conditions. See “Management—Compensation of Board of Managers.” The address of Mr. Tomfohrde is 9 Sea Robin Court, Hilton Head, South Carolina 29926.

(13) Includes 7,365 shares of common stock issuable upon exercise of options granted to the managers and executive officers under the RPP Inc. stock option plan that were vested on January 1, 2005. Does not include options to purchase 45,782 shares of common stock that RPP Inc. issued to the managers and executive officers under the RPP Inc. stock option plan and 6,000 restricted stock units that RPP Inc. issued to Mr. Schlanger pursuant to the restricted unit plan on November 14, 2000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with Resolution Specialty Materials LLC

Joint Venture Agreement

On October 15, 2004, the Company entered into a joint venture with Resolution Specialty Materials LLC (“RSM”), an affiliate, with a contribution of $2.5 million in cash representing a 20% interest in the Resolutions’ JV LLC (“RJV”).   RSM is the majority owner and managing member with an 80% interest in the joint venture.

Master Services Agreement

During the second quarter of 2004, we commenced providing outsourcing services to Resolution Specialty Materials LLC (“RSM”), an affiliate of Apollo, under the Management Services Agreement (“MSA”).  The agreement was executed on May 27, 2004 and has an initial term of three years with automatic renewal for one-year periods thereafter unless written notice is given by either party.  Currently in progress is an information technology project that consists of installing and configuring hardware and software as well as establishing an internal telecommunications and information technology infrastructure.  In addition to the information technology project, RPP provides outsourcing services that include monitoring of services under a transition services agreement, human resources, environmental, health and safety, financial and treasury, information technology, legal, intellectual property sales/service, purchasing, logistics and any negotiated additional services or projects.  In exchange for providing the mentioned outsourcing services, RPP bills RSM monthly and the charges are composed of the following formula: 33 1/3% of the estimated total salary, bonus, travel reimbursement, benefits and other costs payable by RPP to its Chief Financial Officer, General Counsel, Director of Human Resources, Chief Information Officer, Chief Administrative Officer and Director of Environmental Health and Safety, plus an amount equal to any incremental cost incurred by RPP in connection with the provision of the services multiplied by 1.075 and an amount equal to all out of pocket expenses incurred by RPP in providing the services.  In addition, RSM grants options to purchase common units of RSM to certain members of the management, employees or independent contractors of RPP who are involved in the provision or oversight of the services.   As of December 31, 2004, RSM paid us $11 million related to the MSA and information technology project. The actual expenses incurred, offset by the reimbursements from RSM, are recorded in selling, general, and administrative expenses.  Therefore, the mark-up related to these costs is included as a reduction of selling, general, and administrative expenses and have been immaterial to date. Included in the $11 million of reimbursements is $0.185 million related to RPP LLC officer salaries.

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

Effective February 17, 2003, the terms of the management consulting agreement were amended to waive payment of the annual management fee to Apollo during 2003 only; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 or 2004, RPP LLC and its subsidiaries’ consolidated adjusted earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, we shall pay to Apollo (i) the quarterly installments of the annual management fee for the remainder of 2003 and thereafter and (ii) 125% of the amount of the quarterly installments of the annual management fee which were waived during 2003.  In March 2004, the management consulting agreement was amended to extend the period for achieving such payment from December 31, 2004 to December 31, 2005, to the extent permitted by the Credit Agreement and Indentures.

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

In March 2001, we loaned $100,000 to J. Travis Spoede Trust on behalf of J. Travis Spoede to finance in part his purchase of 600 shares of RPP Inc. stock and $140,000 principal amount of RPP Inc. junior subordinated notes.

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

Other Payments or Dividends to Affiliates

We paid approximately $6 million and $5 million related to certain freight costs to Quality Distribution, an affiliate of Apollo, for the year ended December 31, 2004 and 2003, respectively. We believe the amounts paid to Quality Distribution were fair and at arm’s length terms.

We paid approximately $4 million related to various raw materials to Borden Chemical Inc., an affiliate of Apollo in 2004.   Borden Chemical Inc. paid the Company approximately $0.1 million on the sales of certain products.

In 2004, we paid approximately $1 million to Shell on behalf of RPP Inc., for certain pension costs in accordance with the Master Sales Agreement and related ancillary agreements.  During 2003, we paid approximately $4 million to Shell on behalf of RPP Inc., of which $2 million was previously accrued, for certain pension costs in accordance the Master Sales Agreement and related ancillary agreements.

During 2004 and 2003, we made payments to Cherry Hill Chemical Investments LLC, an affiliate of Mr. Schlanger, in the amount of $0.1 million each year for administrative support and office space used by Mr. Schlanger and other employees of RPP LLC.

Ongoing Relationship with Shell

In connection with the recapitalization, we, our parent, RPP Inc., and Shell or their respective affiliates entered into several additional agreements providing for the continuation or transfer and transition of certain aspects of our business operations. These agreements were the result of arm’s-length negotiations in connection with the recapitalization, and we believe they are generally on terms we could have obtained from unaffiliated third parties at that time. Set forth below are descriptions of the material agreements that we or RPP Inc. have entered into with Shell.

For the years ended December 31, 2004, 2003 and 2002 we paid Shell approximately $325 million, $289 million, $227 million, respectively, under the various agreements described below, net of payments made by Shell to us.

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

The price we pay to Shell for feedstocks varies depending upon the item. However, we believe that the prices Shell is charging us are generally at the prices we can obtain from third persons. Some contracts require us to purchase all of our requirements for a particular feedstock from Shell. Those contracts generally permit us to obtain a lower price elsewhere and, if Shell does not match the lower price, we can purchase at the lower price from a third party. We can also purchase from third parties if a force majeure event prevents Shell from delivering feedstocks to us. Shell will make its distribution facilities available for those third party purchases. Pricing for propylene is based on market price less negotiated volume discounts. Pricing for phenol and acetone is based on discounted market prices and input-cost formulae.

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

• we have certain restrictions on performing sub-surface investigations at the properties after November 14, 2003 (except that those restrictions apply to the Pernis facility as of November 14, 2000); and

• Shell has no obligation for most environmental damages if such damages result from or are increased by a post-closing requirement of any permit or environmental law, or any environmental laws or changes to applicable standards that come into force after November 14, 2000. This limitation applies only to

• site contamination issues at the Lakeland facility (other than known Lakeland site contamination issues) and

• site contamination issues at the Barbastro facility.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table reflects amounts billed for accounting fees and services rendered by PricewaterhouseCoopers LLP (in millions of U. S. dollars):

	2004	2003
Audit fees	$2	$1
Audit related fees	—	1
Tax fees	1	1
Total fees and services	$3	$3

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

Resolution Performance Products LLC

Consolidated Financial Statements

As of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for each of the three years in the period ended December 31, 2004

Consolidated Statements of Owner’s Deficit for each of the three years in the period ended December 31, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

Notes to Consolidated Financial Statements

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

4.8

Registration Rights Agreement entered into as of April 9, 2003, between Resolution Performance Products LLC, RPP Capital Corporation, Morgan Stanley & Co. Incorporated, Citigroup Capital Markets Inc., Credit Suisse First Boston LLC

and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 4.8 to the Registrants’ Registration Statement on Form S-4 dated April 25, 2003 (File No. 333-104750))

4.9

Registration Rights Agreement dated May 22, 2003 among Resolution Performance Products LLC, RPP Capital Corporation, Morgan Stanley & Co. Incorporated, Citigroup Capital Markets Inc., Credit Suisse First Boston LLC and J.P. Morgan Securities, Inc. (incorporated by reference to exhibit 4.9 to the Registrants’ Registration Statement on Form S-4 dated June 20, 2003 (File No. 333-106331))

4.10

Registration Rights Agreement dated December 22, 2003 among Resolution Performance Products LLC, RPP Capital Corporation, Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. (incorporated by reference to exhibit 4.10 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 112106))

4.11

Indenture dated as of December 22, 2003 among Resolution Performance Products LLC, RPP Capital Corporation and The Bank of New York, as trustee, relating to 8% Senior Secured Notes due 2009 (incorporated by reference to exhibit 4.11 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

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

10.11

Secured Promissory Note dated August 10, 2001 from Jeffrey M. Nodland to Resolution Performance Product LLC (incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (Commission File No. 333-57170))

10.12

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

10.16

Environmental Agreement dated as of November 1, 2000 between Shell Petroleum N.V. and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.12 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

10.17

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

10.19

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

10.21

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

10.32	Restricted Unit Plan (incorporated by reference to Exhibit 10.28 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

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

10.35

First Amendment dated March 15, 2002 to the Employment Agreement dated November 14, 2000 between Resolution Performance Products LLC, a Delaware corporation and Marvin O. Schlanger (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002 (File No. 333-57170))

10.36

Second Amendment dated June 30, 2002 to the Credit Agreement dated November 6, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 (File No. 333-75172))

10.37

Third Amendment dated December 2, 2002 to the Credit Agreement dated November 6, 2001 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 9, 2002 (File No. 333-57170))

10.38

Mutual Settlement and Release of Claims Agreement dated November 26, 2002 amending the Environmental Agreement dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.40 to the Registrants’ Registration Statement on Form S-4 dated January 14, 2003 (File No. 333-102505))

10.39

Mutual Settlement and Release of Claims Agreement dated November 26, 2002 amending the Environmental Agreement dated as of November 1, 2000 between Shell Petroleum N.V. and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.41 to the Registrants’ Registration Statement on Form S-4 dated January 14, 2003 (File No. 333-102505))

10.40

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

10.42

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

10.44

Employment Agreement dated May 7, 2001 between Resolution Performance Products LLC, a Delaware limited liability company, and Mark S. Antonvich (incorporated by reference to Exhibit No. 10.46 to the Annual Report on Form 10-K for the Year ended December 31, 2002 (File No. 333-57170))

10.45

Amendment No. 1 dated February 17, 2003 to the Employment Agreement dated May 7, 2001 between Resolution Performance Products LLC, a Delaware limited liability company, and Mark S. Antonvich (incorporated by reference to Exhibit No. 10.47 to the Annual Report on Form 10-K for the Year ended December 31, 2002 (File No. 333-57170))

10.46

Amendment No. 3 dated February 17, 2003 to the Employment Agreement dated November 14, 2000, as amended, between Resolution Performance Products LLC, a Delaware limited liability company, and Marvin O. Schlanger (incorporated by reference to Exhibit No. 10.48 to the Annual Report on Form 10-K for the Year ended December 31, 2002 (File No. 333-57170))

10.47

Amendment No. 2 dated February 17, 2003 to the Employment Agreement dated July 16, 2001, as amended, between Resolution Performance Products LLC and Jeffrey M. Nodland (incorporated by reference to Exhibit No. 10.49 to the Annual Report on Form 10-K for the Year ended December 31, 2002 (File No. 333-57170))

10.48

Amendment No. 3 dated February 17, 2003 to the Management Consulting Agreement dated November 14, 2000, as amended, between Resolution Performance Products LLC and Apollo Management IV, L.P., a Delaware limited partnership (incorporated by reference to Exhibit No. 10.50 to the Annual Report on Form 10-K for the Year ended December 31, 2002 (File No. 333-57170))

10.49

Amendment No. 1 dated October 15, 2002 to the Phenol Supply Agreement between Shell Chemical LP d/b/a Shell Chemical Company, a Delaware limited partnership and Resolution Performance Products LLC, a Delaware corporation (incorporated by reference to Exhibit No. 10.51 to the Annual Report on Form 10-K for the Year ended December 31, 2002 (File No. 333-57170))

10.50

Fourth Amendment dated as of April 1, 2003 to the Credit Agreement dated November 6, 2001 (incorporated by reference to Exhibit 10.52 to the Registrants’ Registration Statement on Form S-4 dated April 25, 2003 (File No. 333-104750))

10.51

Fifth Amendment dated as of December 15, 2003 to the Credit Agreement dated November 6, 2001. (incorporated by reference to exhibit 10.53 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 112106))

10.52

Amended and Restated US Security Agreement dated as of April 9, 2003 among Resolution Performance Products Inc., a Delaware corporation, Resolution Performance Products LLC, a Delaware limited liability company, RPP Capital Corporation, a Delaware corporation, and Morgan Stanley & Co., Incorporated (incorporated by reference to Exhibit 10.53 to the Registrants’ Registration Statement on Form S-4 dated April 25, 2003 (File No. 333-104750))

10.53

Amended and Restated US Pledge Agreement dated as of April 9, 2003 among Resolution Performance Products Inc., a Delaware corporation, Resolution Performance Products LLC, a Delaware limited liability company, RPP Capital Corporation, a Delaware corporation, and Morgan Stanley & Co., Incorporated (incorporated by reference to Exhibit 10.54 to the Registrants’ Registration Statement on Form S-4 dated April 25, 2003 (File No. 333-104750))

10.54

Dutch Deed of Pledge dated as of April 9, 2003 among Resolution Performance Products LLC, a Delaware limited liability company, RPP Capital Corporation, a Delaware corporation, Resolution Holdings B.V., a private limited liability company organized and existing under the laws of the Netherlands, Morgan Stanley & Co. Incorporated and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.55 to the Registrants’ Registration Statement on Form S-4 dated April 25, 2003 (File No. 333-104750))

10.55

First Amendment dated as of December 22, 2003, among Resolution Performance Products LLC, RPP Capital Corporation, Resolution Performance Products Inc. and Morgan Stanley & Co. Incorporated, as collateral agent to the Amended and Restated U.S. Security Agreement dated as of April 9, 2003 (incorporated by reference to Exhibit 10.57 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

10.56

First Amendment dated as of December 22, 2003, among Resolution Performance Products LLC, RPP Capital Corporation, Resolution Performance Products Inc., Morgan Stanley & Co. Incorporated, as collateral agent, and the other parties thereto to the Amended and Restated U.S. Pledge Agreement dated as of April 9, 2003 (incorporated by reference to Exhibit 10.58 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

10.57

Inter-creditor Agreement dated as of December 22, 2003 among the The Bank of New York, as trustee, Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. Incorporated, as collateral agent, and Citibank, N.A., as the overdraft creditor (incorporated by reference to Exhibit 10.59 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

10.58

First Deed of Pledge dated December 22, 2003 entered into by the Civil Law Attorney on behalf of Resolution Performance Products LLC, Resolution Holdings B.V., Morgan Stanley & Co. Incorporated, as collateral agent and the other parties thereto pursuant to powers of attorney granted to the Civil Law Attorney by Resolution Performance Products LLC, Resolution Holdings B.V., Morgan Stanley & Co. Incorporated, as collateral agent and the other parties thereto (incorporated by reference to Exhibit 10.60 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

10.59

Second Deed of Pledge dated December 22, 2003 entered into by the Civil Law Attorney on behalf of Resolution Performance Products LLC, Resolution Holdings B.V., Morgan Stanley & Co. Incorporated, as collateral agent and the other parties thereto pursuant to powers of attorney granted to the Civil Law Attorney by Resolution Performance Products LLC, Resolution Holdings B.V., Morgan Stanley & Co. Incorporated, as collateral agent and the other parties thereto (incorporated by reference to Exhibit 10.61 to the Registrants’ Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

10.60

Amendment No. 4 dated November 24, 2003 to the employment agreement dated November 14, 2000 between Resolution Performance Products, LLC, a Delaware limited liability company and Marvin O. Schlanger (incorporated by reference to Exhibit 10.62 to the Registrants’ Amendment No.1 to the Registration Statement on Form S-4 dated January 20, 2004 (File No. 333-112016))

10.61

Amendment No. 2 dated March 22, 2004 to the Employment Agreement dated May 8, 2001, as amended by Amendment No. 1 thereto dated February 17, 2003 by and between Resolution Performance Products LLC and Mark S. Antonvich (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004 (file No. 333-571701)

10.62

Separation Agreement dated as of May 10, 2004 among Resolution Performance Products Inc., Resolution Performance Products LLC, and J. Travis Spoede (incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004 (file No. 333-571701))

10.63

Employment Agreement dated as of May 10, 2004 by and between Resolution Performance Products LLC, and David S. Graziosi (incorporated by reference to Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004 (file No. 333-571701))

10.64

Management Services Agreement dated May 27, 2004, between Resolution Performance Products LLC. A Delaware Corporation and Resolution Specialty Materials Inc., a Delaware Corporation (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 (file No. 333-571701))

10.65

Employment agreement dated as of September 11, 2004 by and between Resolution Performance Products LLC and Layle K. Smith (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated September 11, 2004 (file No. 333-571701))

10.66

Credit Agreement dated as of January 24, 2005 among Resolution Performance Products Inc., Resolution Performance Products LLC, RPP Capital Corporation, Resolution Europe B.V., the various lender parties thereto, General Electric Capital Corporation, as a US Lender, Initial US L/C Issuer, Collateral Agent and as US Agent, and GE Leveraged

Loans Limited, as Netherlands Agent, Netherlands L/C Issuer, Netherlands Security Trustee and a Netherlands Lender (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated January 24, 2005 (file No. 333-571701))

10.67

US Guaranty dated as of January 24, 2005 among Resolution Performance Products Inc., RPP Capital Corporation and General Electric Capital Corporation, on behalf of itself and US Lenders (incorporated by reference to Exhibit 10.2 to the Registrants’ Current Report on Form 8-K dated January 24, 2005 (file No. 333-571701))

10.68

Second Amended and Restated Security Agreement dated as of January 24, 2005, by and among Resolution Performance Products Inc., Resolution Performance Products LLC, RPP Capital Corporation and General Electric Capital Corporation, on behalf of itself and Secured Creditors (incorporated by reference to Exhibit 10.3 to the Registrants’ Current Report on Form 8-K dated January 24, 2005 (file No. 333-571701))

10.69

Second Amended and Restated Pledge Agreement dated as of January 24, 2005, by and among Resolution Performance Products Inc., Resolution Performance Products LLC, RPP Capital Corporation and General Electric Capital Corporation as Collateral Agent, on behalf of itself a Secured Creditors (incorporated by reference to Exhibit 10.4 to the Registrants’ Current Report on Form 8-K dated January 24, 2005 (file No. 333-571701))

10.70

Amended and Restated Intercreditor Agreement dated as of January 24, 2005, among General Electric Capital Corporation as Collateral Agent for the benefit f the First Lien Creditors, General Electric Capital Corporation, as Administrative Agent for the Benefit of the Bank Lender Creditors, and The Bank of New York, as trustee for its benefit and the benefit of the holders from time to time of the Additional Senior Secured Notes, and acknowledged and agreed to by the US Credit Parties from time to time party hereto (incorporated by reference to Exhibit 10.5 to the Registrants’ Current Report on Form 8-K dated January 24, 2005 (file No. 333-571701))

10.71

First Deed of Pledge of Shares in the capital of Resolution Holdings B.V. by Resolution Performance Products LLC in favor of General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to the Registrants’ Current Report on Form 8-K dated January 24, 2005 (file No. 333-571701))

10.72

Second Deed of Pledge of Shares in the capital of Resolution Holdings B.V. by Resolution Performance Products LLC in favor of General Electric Capital Corporation (incorporated by reference to Exhibit 10.7 to the Registrants’ Current Report on Form 8-K dated January 24, 2005 (file No. 333-571701))

10.73	Indemnity Agreement dated as of March 29, 2005, among Resolution Performance Products Inc., Resolution Performance Products LLC and the indemnified party, Carl S. Stutts (filed herewith)

21.1	Subsidiaries of the Registrants (incorporated by reference to Exhibit 21.1 to the Registrants’ Registration Statement on Form S-4 dated March 16, 2001 (File No. 333-57170))

31.1	CFO Section 302 certification (filed herewith)

31.2	CEO Section 302 certification (filed herewith)

32.1	CEO and CFO Section 906 certification (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.

RESOLUTION PERFORMANCE PRODUCTS LLC
By:	/s/Marvin O. Schlanger
Marvin O. Schlanger
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 31, 2005

By:	/s/Marvin O. Schlanger
Marvin O. Schlanger
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/Layle K. Smith
Layle K. Smith
President and Chief Operating Officer

By:	/s/David S. Graziosi
David S. Graziosi
Executive Vice President, Chief Financial Officer
(principal financial and accounting officer)

By:	/s/Carl S. Stutts
Carl S. Stutts
Manager

By:	/s/Laurence M. Berg
Laurence M. Berg
Manager

By:	/s/Peter P. Copses
Peter P. Copses
Manager

By:	/s/Joshua J. Harris
Joshua J. Harris
Manager

By:	/s/Scott M. Kleinman
Scott M. Kleinman
Manager

By:	/s/Heinn F. Tomfohrde,III
Heinn F. Tomfohrde, III
Manager

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.

RPP CAPITAL CORPORATION

By:	/s/Marvin O. Schlanger
Marvin O. Schlanger
Chairman and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 31, 2005

By:	/s/Marvin O. Schlanger
Marvin O. Schlanger
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/Layle K. Smith
Layle K. Smith
President and Chief Operating Officer

By:	/s/David S. Graziosi
David S. Graziosi
Executive Vice President, Chief Financial Officer
(principal financial and accounting officer)

By:	/s/Joshua J. Harris
Joshua J. Harris
Director

By:	/s/Scott M. Kleinman
Scott M. Kleinman
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering Registrant’s last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders covering the 2004 fiscal year or will be sent to security holders subsequent to the filing of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Owner of

Resolution Performance Products LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of owner’s deficit and of cash flows present fairly, in all material respects, the financial position of Resolution Performance Products LLC at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion the financial statement schedule appearing on page 104 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described under the heading “Restatement” in Note 2, the consolidated financial statements and the financial statement schedule appearing on page 104, have been restated for the year ended December 31, 2003.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 31, 2005

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In millions of U.S.  Dollars)

	2004	2003
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$4	$49
Receivables, less allowance for doubtful accounts of $2 and $3, respectively	160	107
Due from related parties	10	2
Prepaid assets	6	7
Inventories, less allowance for inventory obsolescence of $3 and $1, respectively	197	145
Taxes receivable	—	3
Deferred income taxes	3	5
Total current assets	380	318

Property, plant and equipment, at cost, less accumulated depreciation	446	449
Investments	5	2
Intangible assets, at cost, less accumulated amortization	20	24
Deferred income taxes	60	82
Total assets	$911	$875

Liabilities and Owner’s Deficit
Current liabilities:
Cash overdraft	$7	$6
Accounts payable-trade	168	102
Other payables and accruals	30	31
Due to related parties	3	1
Current portion of long-term debt	—	1
Total current liabilities	208	141

Capital lease obligation	1	1
Deferred revenue	4	5
Deferred income taxes	89	93
Pensions and other retirement plan obligations	15	23
Long-term debt	701	674
Total liabilities	1,018	937
Commitments and contingencies (Notes 12 and 13)	—	—
Owner’s deficit:
Member Interest-
1,000,000 units authorized, 1,000,000 units issued	102	102
Accumulated deficit	(194)	(127)
Accumulated other comprehensive loss	(15)	(37)
Total owner’s deficit	(107)	(62)
Total liabilities and owner’s deficit	$911	$875

The accompanying notes are an integral part of these financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

(In millions of U.S.  Dollars)

	2004	2003	2002
		(Restated)
Revenues, net	$993	$781	$738
Other revenues	3	1	2
Total	996	782	740

Cost and Expenses:
Purchase and variable product costs	715	558	438
Operating expenses	128	113	122
Selling, general and administrative	56	53	59
Depreciation and amortization	47	46	36
Research and development	18	16	20
Restructuring charges	—	—	6
Special charges	—	—	8
Total	964	786	689

Operating income (loss)	32	(4)	51

Gain on sale of assets	—	14	1
Income from equity investment	—	2	1
Interest expense, net	79	76	65

Loss before income taxes	(47)	(64)	(12)
Income tax expense (benefit)	20	(19)	(5)

Net loss	$(67)	$(45)	$(7)

The accompanying notes are an integral part of these financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF

OWNER’S DEFICIT

Years Ended December 31, 2004, 2003 and 2002

(In millions of U.S.  Dollars)

			Accumulated
			Other
	Member	Accumulated	Comprehensive		Comprehensive
	Interest	Deficit	Loss(a)	Total	Income (Loss)
		(Restated)	(Restated)	(Restated)	(Restated)
Balance, January 1, 2002	$101	$(73)	$(102)	$(74)
Net loss		(7)		(7)	$(7)
Capital Contribution	1			1
Currency translation gain, net of tax			25	25	25
Interest rate swap, net of tax			6	6	6
Comprehensive income					$24
Balance, December 31, 2002	102	(80)	(71)	(49)
Net loss (Restated)		(45)		(45)	$(45)
Constructive Distribution		(2)		(2)
Currency translation gain, net of tax (Restated)			33	33	33
Interest rate swap, net of tax			1	1	1
Comprehensive loss					$(11)
Balance, December 31, 2003(Restated)	102	(127)	(37)	(62)
Net loss		(67)		(67)	$(67)
Currency translation gain, net of tax			22	22	22
Comprehensive loss					$(45)
Balance, December 31, 2004	$102	$(194)	$(15)	$(107)

(a) Accumulated Other Comprehensive Loss at December 31, 2004 and 2003 includes an $15 million and $37 million net loss for foreign currency translation, respectively. At December 31, 2002, Accumulated Other Comprehensive Loss includes a $70 million net loss for foreign currency translation and $1 million loss on Interest rate swap.

The accompanying notes are an integral part of these financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(In millions of U.S.  Dollars)

	2004	2003	2002
		(Restated)
Cash flows (used for) provided by operating activities:
Net loss	$(67)	$(45)	$(7)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	47	46	36
Amortization of deferred finance costs	4	10	2
Gain on sale of assets	—	(14)	(1)
Equity earnings in affiliates	—	(2)	(1)
Deferred income taxes	20	(19)	(5)
Deferred revenue	(1)	—	5
Pension and other retirement plan obligations	(8)	(1)	(8)
Changes in operating assets and liabilities:
Receivables, net	(47)	9	14
Due from and owing to related parties	(6)	1	1
Prepaid assets	3	3	1
Inventories, net	(45)	10	(7)
Income taxes	2	10	6
Deferred credit	—	(5)	5
Payables and accruals	59	(46)	23
Net cash (used for) provided by operating activities	(39)	(43)	64
Cash flows (used for) provided by investing activities:
Capital expenditures	(26)	(18)	(48)
Investment in joint venture (Notes 3 and 7)	(3)	—	—
Proceeds from asset disposals	—	23	2
Distributions from equity affiliates	—	2	1
Net cash (used for) provided by investing activities	(29)	7	(45)
Cash flows provided by (used for) financing activities:
Proceeds from cash overdrafts	1	(6)	5
Payments of capital lease obligations	(1)	(1)	—
Constructive distributions	(1)	(4)	—
Proceeds from long-term debt	172	577	223
Payments of long-term debt	(146)	(473)	(247)
Deferred finance costs	(2)	(13)	(3)
Capital contributions	—	—	1
Net cash provided by (used for) financing activities	23	80	(21)
Effect of exchange rate change on cash and cash equivalents	—	1	—
Net (decrease) increase in cash and cash equivalents	(45)	45	(2)
Cash and cash equivalents at beginning of year	49	4	6
Cash and cash equivalents at end of year	$4	$49	$4

Supplemental disclosures of cash flow information:
Capital lease obligation incurred	$—	$—	$2
Trade notes payable incurred	—	—	4
Cash paid during the period for interest expense	75	63	60
Cash refunded, net during the period for income taxes	(1)	(19)	(10)

The accompanying notes are an integral part of these financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(In millions of U. S.  Dollars)

1.                                      Organization

The consolidated financial statements include the consolidated operations of Resolution Performance Products LLC (“RPP LLC”, or the “Company”), and its wholly owned subsidiaries including RPP Capital Corporation (“RPP CC”).  RPP LLC is a wholly owned subsidiary of Resolution Performance Products, Inc. (“RPPI”).  RPP CC is a wholly owned subsidiary of RPP LLC that was formed to co-issue the 13 ½% Senior Subordinated Notes jointly and severally with RPP LLC.  (See Note 10).  Prior to November 14, 2000, the Resins Business was owned by the Royal Dutch/Shell Group of Companies (“Shell”).  RPP LLC and its affiliates acquired the Resins Business of Shell through a leveraged recapitalization and the excess of the purchase price over the carrying value of the net assets acquired was recorded in Owner’s Deficit.

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

Receivables, less allowance for doubtful accounts

Receivables, less allowance for doubtful accounts primarily consist of trade receivables and an allowance for doubtful accounts. Trade receivables are recorded at the invoiced amount and do not bear interest.  We maintain allowances for anticipated discounts, rebates, and returns to customers that is based on historical experience. We also maintain an allowance for estimated bad debt expense that is based on historical write-off experience and specific accounts that we are aware as being doubtful of being fully collected.

Inventories

The inventories are stated at the lower of cost or market value.  Cost is determined using the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, net of accumulated depreciation.  Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets.  Estimated useful lives for plant and equipment, office buildings, tanks and pipelines are 20 years and range from five to ten years for other assets.   Upon sale, the Company removes the costs of the asset and the related accumulated depreciation from the accounts and reflects any resulting gain or loss in income.

Retirements are fully depreciated and then the costs of the asset and the related accumulated depreciation is removed. Expenditures for maintenance and repairs, including major plant maintenance (turnaround), are expensed as incurred.  Replacements and improvements are capitalized.

Intangible Assets

Intangible assets consist primarily of patents and deferred financing costs.  Patents are amortized on a straight-line basis over 7 years.  Deferred financing costs are amortized over 4 1/2 to 10 year financing terms and the amortization is recorded as interest expense.  Deferred financing costs are writen-off upon early extinguishment of related debt.

Impairment of Long-Lived Assets

The carrying values of long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the carrying value of an asset is assessed by reference to an estimate of the asset’s undiscounted future net cash flows.  Measurement of any impairment would include a comparison of discounted estimated future net cash flows to the net carrying value of the related assets.   As an alternative, measurement of any impairment could include a comparison of a third party valuation to the net carrying value of the related assets.

Revenue Recognition

Revenues associated with sales of chemical products are recorded when title and risk passes to the customer.  Title generally passes to our customer when items are shipped and risk generally passes when items reach their destination.  The Company maintains a provision for distributor credits and credit memos issues in the normal course of business based on historical experience.  In addition, a provision is also maintained for discounts and rebates to customers based on respective contractual arrangements. Sales of by-products, primarily hydrochloric acid, generated during the manufacturing process are included as a reduction to purchases and variable costs.

Research and Development Costs

Internal research and development costs are expensed as incurred unless they have alternative future uses.

Income Taxes

The Company is organized as a limited liability company and is not subject to U. S. income tax.   Income tax information presented in the consolidated statements includes U.S. income taxes attributed to the Company’s operations that are the responsibility of RPP Holdings LLC, the parent of RPPI.

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No.  109, “Accounting for Income Taxes” (“SFAS No. 109”).  SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.

Deferred taxes result from differences between the financial and tax bases of assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that some or all of a tax benefit will not be realized.

Stock-Based Compensation

RPPI grants stock options to employees of the Company for a fixed number of shares with an exercise price of $100 dollars or the fair value of the shares at the date of grant.  RPPI accounts for such stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment” (“SFAS No. 123(R)”), which permits the measurement of compensation expense in accordance with the “intrinsic value based method.”  Accordingly, no compensation costs were recognized in connection with stock options granted in 2004.

The options granted were valued using the fair value approach which represents the market value calculated in-house using reasonable and customary methods for determining values when there is no established trading market.  Pro forma information regarding net income and earnings per share is required by SFAS 123(R), which also requires that the information be determined as if we had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123(R).  We have determined that our pro forma compensation expense for 2004, 2003 and 2002 was $0 million under the fair value method of SFAS 123(R) using the Black Scholes Option pricing model.  The Black Scholes option pricing model was used with the following weighted-average assumptions issued in each year.

Assumptions:

	2004	2003	2002
Estimated fair value per share of options*	$—	$—	$145
Risk-free interest rate	4.50%	4.23%	5.54%
Expected term	7 years	6 years	6 years
Volatility**	0%	0%	0%

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

Risks and Uncertainties

The Company has operations in various countries, and in each country, the business is subject to varying degrees of risk and uncertainty.  The Company insures its business and assets against insurable risks in a manner that it deems appropriate.  Because of its diversity, the Company believes that the risk of loss from non-insurable events in any one business or country would not have a material, adverse effect on its operations as a whole.  Additionally, management believes there is no material concentration of risk within any single customer or supplier, except for Shell, or a small group of customers or suppliers, whose failure or nonperformance would materially affect the Company’s results.

Foreign Currency Transactions

For the Company’s operations outside the U.S., where the local currency is considered to be the functional currency, those operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities; the average exchange rate is utilized for each period for revenues, expenses, gains and losses and cash flows.  The effects of translating such operations into U.S. dollars are included as a component of owner’s  deficit.  A substantial amount of assets and liabilities outside the United States are denominated in the Euro.  The U. S. dollar to the Euro exchange rate was .07331 and 0.7964 at December 31, 2004 and 2003, respectively.

The Company may utilize forward exchange contracts to hedge foreign currency transaction exposures.  Gains and losses on hedging contracts are deferred and included in the measurement of the related transaction. The Company did not enter into any forward exchange contracts in 2004 or 2002; however, it did enter into one forward exchange contract during 2003.

Environmental Costs

Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs are incurred as a preventative measure or provide future economic benefits.  Remediation liabilities are recognized when the costs are considered probable and can be reasonably estimated.  Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs.  Environmental liabilities in connection with properties that are sold or closed are realized upon such sale or closure, to the extent they are probable and estimable and not previously reserved.  In assessing environmental liabilities, no set-off is made for potential insurance recoveries.  Recognition of any joint and several liabilities is based upon the Company’s best estimate of its final pro rata share of the liability.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.   The revision amends SFAS No’s. 87, 88 and 106 and requires additional disclosures to those in the original SFAS No. 132 to include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit or costs recognized during interim periods.   The effective dates for the additional disclosure requirements are December 15, 2003 and June 15, 2004.  Adoption of the revisions did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), was issued primarily to clarify the required accounting for interests in variable interest entities (“VIE’s”).  This standard replaces FASB Financial Interpretation No. 46, Consolidation of Variable Interest Entities that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity.  For the Company, application of FIN 46R is required for interest in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003 and for interests in all other types of VIEs as of March 31, 2004.  The Company’s application of FIN 46R did not have a material impact on our consolidated financial statements.

In January 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”.  The FSP permits a sponsor of retiree health benefit plans to make a one-time election to defer recognition of the effects of the new Medicare legislation in accounting for its plans under SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”, or in making disclosures related to its plans required by SFAS No. 132 until the FASB develops and issues authoritative guidance on accounting for subsidies provided by the Act.  Such FASB guidance could require a change in currently reported information.   The Company elected to make the one-time deferral and is currently evaluating the effect of the FSP.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment”. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under SFAS No. 123, as originally issued.  The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

SFAS 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., fourth quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement which is required to be adopted in our fiscal year 2005.

As part of its short-term international convergence project with the International Accounting Standards Board, on December 16, 2004, the FASB issued SFAS No. 153 to address the accounting for non-monetary exchanges of productive assets. SFAS No. 153 amends APB No. 29, “Accounting for Non-Monetary Exchanges”, which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. This Statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS No. 153 non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. The Statement specifies that a non-monetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of SFAS No. 153 prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on our consolidated financial position or results of operations.

Reclassifications

Certain reclassifications were made to prior year amounts in order to conform with the current year’s presentation, including reclassification of cash overdrafts from operating to financing activities.

Restatement

The Company determines its current and deferred income taxes on a separate company basis.  The Company previously recorded a full valuation allowance against certain foreign gross deferred tax asset balances.  In the fourth quarter of 2004, the Company determined that future reversals of deferred tax liabilities should have been considered as a possible source of taxable income when evaluating the need for a valuation allowance against the deferred tax assets.  Upon consideration of the deferred tax liabilities as future possible sources of taxable income for financial reporting purposes, the Company has now determined that it had overstated its deferred tax asset valuation allowance and, thereby, understated its deferred tax assets at December 31, 2003.

As a result, the Company has recalculated the deferred income tax accounts and related valuation allowance at the end of December 31, 2003, March, 31, 2004, June 30, 2004 and September 30, 2004 and has restated the related consolidated financial statements and the accompanying notes to the consolidated financial statements, as applicable, to reflect the adjustments in the deferred income tax accounts and related valuation allowance.  These adjustments during the previous reporting periods had no impact on cash used by operating activities, operating income, income before taxes or the Company’s ability to realize ultimately the benefits from its deferred tax assets if it generates taxable income in future periods.

The adjustments to the prior period financial statements are non-cash adjustments and do not change prior period reported EBITDA amounts.  As a result of the adjustments, the Company is decreasing the net loss by $17 million, $1 million, and $1 million for the year ended December 31, 2003, and each of the quarters ended March 31, 2004, and June 30, 2004, respectively.  The Company is increasing the net loss for the quarter ended September 30, 2004 by $4 million.

The following tables present the impact of the restatement on the consolidated financial statements of income and the consolidated balance sheets (in millions of U. S. dollars):

Yearly Data:

	For the year ended December 31, 2003
	Amounts previously reported	Amounts restated
Consolidated Statements of Income:
Loss before income taxes	$(64)	$(64)
Income tax benefit	$(2)	$(19)
Net loss	$(62)	$(45)

	December 31, 2003
	Amounts previously reported	Amounts restated
Consolidated Balance Sheets:
Deferred income taxes	$63	$82
Total assets	$856	$875
Owner’s deficit	$(81)	$(62)

Quarterly Data:

	For the three months ended March 31, 2004
	Amounts previously reported	Amounts restated
	(unaudited)	(unaudited)
Consolidated Statements of Income:
Loss before income taxes	$(14)	$(14)
Income tax expense	$1	—
Net loss	$(15)	$(14)

	March 31, 2004
	Amounts previously reported	Amounts restated
	(unaudited)	(unaudited)
Consolidated Balance Sheets:
Deferred income taxes	$61	$80
Total assets	$856	$875
Owner’s deficit	$(102)	$(84)

	Three months ended June 30, 2004		Six months ended June 30, 2004
	Amounts previously reported	Amounts restated	Amounts previously reported	Amounts restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statements of Income:
Loss before income taxes	$(15)	$(15)	$(29)	$(29)
Income tax expense (benefit)	$—	$(1)	$1	$(1)
Net loss	$(15)	$(14)	$(30)	$(28)

	June 30, 2004
	Amounts previously reported	Amounts restated
	(unaudited)	(unaudited)
Consolidated Balance Sheets:
Deferred income taxes	$63	$82
Total assets	$841	$860
Owner’s deficit	$(119)	$(100)

	Three months ended September 30, 2004		Nine months ended September 30, 2004
	Amounts previously reported	Amounts restated	Amounts previously reported	Amounts restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statements of Income:
Loss before income taxes	$(12)	$(12)	$(41)	$(41)
Income tax expense	$—	$4	$1	$3
Net loss	$(12)	$(16)	$(42)	$(44)

	September 30, 2004
	Amounts previously reported	Amounts restated
	(unaudited)	(unaudited)
Consolidated Balance Sheets:
Deferred income taxes	$61	$74
Total assets	$844	$860
Owner’s deficit	$(127)	$(111)

3.                                      Transactions with Related and Certain Other Parties

Related Parties

The Company has significant transactions and relationships with affiliated entities.  Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Related party amounts are primarily attributable to transactions with Japan Epoxy Resins joint venture, Apollo, and Apollo Affiliates. The aggregate amounts of related party transactions were as follows for the years ended December 31, 2004, 2003 and 2002 (in millions of U. S. dollars):

	2004	2003	2002
Revenues	$10	$15	$13
Cost and expenses:
Purchases and variable products costs	11	5	7
Selling, general and administrative expenses	(12)	—	1

Revenues to related parties are derived largely from the sale of finished products.  Purchases and variable products costs attributable to related parties are primarily purchases of various raw materials.  Selling, general and administrative expenses related to related parties primarily result from reimbursements from a management services agreement with Resolution Specialty Materials LLC (“RSM”), an affiliate of Apollo Management IV, L.P. (“Apollo”), partially offset by fees paid to Apollo under a management agreement.

Amounts due from related parties were $10 million and $2 million at December 31, 2004 and 2003, respectively.  Amounts due to related parties were $3 million and $1 million at December 31, 2004 and 2003, respectively.

On November 14, 2000, certain officers of the Company issued notes payable totaling $1 million to the Company to purchase stock of RPPI.  As of December 31, 2004 and 2003, the notes payable and accrued interest amounted to $2 million and $2 million, respectively.

On November 12, 2000, the Company entered into a consulting agreement, as amended, with Apollo.  Under the agreement, Apollo shall advise the Company concerning such management matters that relate to proposed financial transactions, acquisitions and other senior management matters related to the business, administration and policies of the Company.  As consideration, the Company paid Apollo an annual fee of $1 million and $1 million in 2004 and 2002, respectively.   There were no payments made to Apollo in 2003 under the agreement, as amended, below.

Effective January 1, 2003, the terms of the management consulting agreement were amended to waive payment of the annual management fee to Apollo during 2003; provided, that if, during any twelve month period ending on the last day of any fiscal quarter during 2003 or 2004, the Company and our subsidiaries’ consolidated earnings before interest, taxes, depreciation and amortization (as determined in accordance with our historical practices) is $116 million or more, we shall pay to Apollo (i) the quarterly installments of the annual management fee for the remainder of 2003 and thereafter and (ii) 125% of the amount of the quarterly installments of the annual management fee which were waived during 2003.  In March 2004, the management consulting agreement was amended to extend the period for achieving such payment from December 31, 2004 to December 31, 2005, to the extent permitted by the Credit Agreement and Indentures.

The Company paid approximately $6 million, $5 million and $7 million related to certain freight costs to Quality Distribution, Inc., an affiliate of Apollo in 2004, 2003 and 2002, respectively.

The Company paid approximately $4 million related to various raw materials to Borden Chemical Inc., an affiliate of Apollo in 2004.   Borden Chemical Inc. paid the Company approximately $0.1 million on the sales of certain products.

In 2004 and 2003, the Company paid a constructive cash distribution of $1 million and $4 million to Shell on behalf of RPPI, of which $1 million and $2 million was previously accrued, respectively.  RPPI made capital contributions of approximately $1 million during 2002 to us relating to pension costs.

During the second quarter of 2004, we commenced providing outsourcing services to RSM under the Management Services Agreement (“MSA”).  The agreement was executed on May 27, 2004 and has an initial term of three years with automatic renewal for one-year periods thereafter unless written notice is given by either party.  Currently in progress is an information technology project that consists of installing and configuring hardware and software as well as establishing an internal telecommunications and information technology infrastructure.  In addition to the information technology project, RPP provides outsourcing services that include monitoring of services under a transition services agreement, human resources, environmental, health and safety, financial and treasury, information technology, legal, intellectual property sales/service, purchasing, logistics and any negotiated additional services or projects.  In exchange for providing the mentioned outsourcing services, RPP bills RSM monthly and the charges are composed of the following formula: 33 1/3% of the estimated total salary, bonus, travel reimbursement, benefits and other costs payable by RPP to its Chief Financial Officer, General Counsel, Director of Human Resources, Chief Information Officer, Chief Administrative Officer and Director of Environmental Health and Safety, plus an amount equal to any incremental cost incurred by RPP in connection with the provision of the services multiplied by 1.075 and an amount equal to all out of pocket expenses incurred by RPP in providing the services.  In addition, RSM grants options to purchase common units of RSM to certain members of the management, employees or independent contractors of RPP who are involved in the provision or oversight of the services.   As of December 31, 2004, RSM paid us $11 million related to the MSA and information technology project. The actual expenses incurred, offset by the reimbursements from RSM, are recorded in selling, general, and administrative expenses.  Therefore, the mark-up related to these costs is included as a reduction of selling, general, and administrative expenses and have been insignificant to date.

On October 15, 2004, the Company entered into a joint venture with Resolution Specialty Materials LLC (“RSM”), an affiliate, with a contribution of $2.5 million in cash representing a 20% interest in the Resolutions’ JV LLC (“RJV”).   RSM is the majority owner and managing member with an 80% interest in the joint venture.

Other Parties

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

Other parties include those parties that fall outside the definition of “related parties”, but with whom the Company or its related parties have a relationship that enables the parties to negotiate terms of material transactions that may not be available from other more clearly independent parties on an arm’s length basis. Shell is not considered a related party as Shell owns less than 6.8% on a fully diluted basis of RPPI. We entered into numerous agreements with Shell, for example, to purchase feedstocks and to receive site services for: utilities, materials, facilities and operator type services that are significant to our operations. See Note 13 for more details on our commitments surrounding certain agreements with Shell.  During 2004, 2003 and 2002, the Company paid Shell $349 million, $312 million and $343 million for these various agreements and Shell paid us $24 million, $23 million and $16 million for certain site services that we provided to Shell, respectively.  At December 31, 2004, accounts payable and accounts receivable related to Shell were $21 million and $2 million, respectively.  At December 31, 2003, accounts payable and accounts receivable related to Shell were $1 million and $3 million, respectively.

 In the ordinary course of business, we dispute charges arising from our numerous agreements with Shell as well as with other third party vendors.  As with other third party vendors, resolution of disputes may have a significant impact on our financial results.  During 2004, the Company was in a dispute regarding phenol pricing under the phenol contract, which was submitted to arbitration in accordance with the phenol contract.  In January 2005, the dispute was settled and the Company paid Shell $4.3 million which was previously accrued at December 31, 2004.

4.                                      Inventories of Products

Product inventories are valued at the lower of cost or market with cost being determined using the FIFO method. Total inventories, net of allowance for obsolescence at December 31, 2004 and 2003 were comprised of the following (in millions of U. S. dollars):

	2004	2003
Raw materials	$16	$12
Finished products	171	120
Materials and supplies	10	13
Total	$197	$145

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

5.                                      Property, Plant and Equipment

Property, plant and equipment at December 31, 2004 and 2003 consist primarily of manufacturing assets as follows (in millions of U. S. dollars):

	2004	2003
Plant and equipment	$1,275	$1,198
Office buildings	44	43
Capital leases	2	4
Other assets	68	64
Total	1,389	1,309
Less: accumulated depreciation	(941)	(858)
Less: accumulated depreciation-capital leases	(2)	(2)
Net property, plant and equipment	$446	$449

During 2004, 2003 and 2002, the Company incurred approximately $35 million, $27 million and $26 million, respectively, for repairs and maintenance related to property, plant and equipment.  Substantially all current and future assets are pledged as security under the Credit Agreement.

6.                                      Intangible Assets

Intangible assets consist of the following (in millions of U. S. dollars):

	December 31, 2004			December 31, 2003
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Deferred finance costs	$29	9	$20	$29	5	$24

Aggregate Amortization Expense:
For year ended December 31, 2004	$4

Estimated Amortization Expense:
For the year ending December 31, 2005	$4
For the year ending December 31, 2006	$4
For the year ending December 31, 2007	$4
For the year ending December 31, 2008	$3
For the year ending December 31, 2009	$3
Thereafter	$2

7.                                      Investments

Investments in affiliates, accounted for using the equity method or cost method, are as follows as of December 31, 2004 (in millions of U. S. dollars):

Investment in Equity Affiliate

On October 15, 2004, the Company entered into a joint venture with RSM with a contribution of $2.5 million in cash representing a 20% interest in the Resolutions’ JV LLC.   RSM is the majority owner and managing member with an 80% interest in the joint venture.

	Country of incorporation	Percentage holding	2004
Resolutions’ JV LLC	U.S.	20%	$3

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

As a result of the above transaction, the Company can no longer exercise significant influence over the operating and financial policies of Japan Epoxy Resins Co., Ltd.  Therefore the investment in affiliate, accounted for using the cost method, is as follows as of December 31, 2004 and 2003 (in millions of U. S. dollars):

	Country of incorporation	Percentage holding	2004	2003
Japan Epoxy Resins (formerly Yuka Shell Epoxy K.K.)	Japan	10%	$2	$2

8.                                      Income Taxes

The income tax expense (benefit) consists of the following (in millions of U. S. dollars):

	2004	2003	2002
		(Restated)
U.S. and other income taxes:
Current income tax—U.S.	$1	$—	$—
Current income tax—outside U.S.	—	—	—
Deferred income tax (benefit)—U.S.	—	(8)	1
Deferred income tax (benefit)—outside U.S.	19	(11)	(6)
Total	$20	$(19)	$(5)

Deferred income taxes are provided for the temporary differences between the book and tax bases of our assets and liabilities.  Significant components of deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in millions of U. S. dollars):

	2004	2003
		(Restated)
Deferred tax assets:
Net operating loss carry forwards	$93	$84
Pension and postretirement benefits	4	6
Tax credit carryforward	6	4
Other	3	6
Total gross deferred tax assets	106	100
Valuation allowance	(43)	(13)
Net deferred tax assets	63	87
Deferred tax liabilities:
Items associated with capitalized costs:
Property, plant and equipment	(86)	(86)
Intangibles and other	(3)	(7)
Total deferred tax liabilities	(89)	(93)
Net deferred tax liabilities	$(26)	$(6)

Deferred tax assets and liabilities are recorded in the accompanying Consolidated Balance Sheet as follows (in millions of U. S. dollars):

	2004	2003
		(Restated)
Current assets, net of valuation allowance	$3	$5
Non-current assets, net of valuation allowance	60	82
Current liabilities	—	—
Non-current liabilities	(89)	(93)
	$(26)	$(6)

Total income tax expense for the years 2004, 2003 and 2002 was equivalent to effective tax rates of 43%, 30% and 42%, respectively.  Loss before income taxes attributable to U.S. and non-U.S. operations was as follows (in millions of U. S. dollars):

	2004	2003	2002
U.S.	$(57)	$(58)	$9
Non-U.S.	10	(6)	(21)
Loss Before Income Taxes	$(47)	$(64)	$(12)

Reconciliation of actual tax expense (benefit) to the expected tax expense (benefit) calculated at the U.S. Statutory rate (35%) is as follows (in millions of U. S. dollars):

	2004	2003	2002
		(Restated)
Tax expense (benefit) at 35%	$(17)	$(23)	$(4)
State taxes, net of federal benefit	(4)	(2)	—
Net effect of different tax rates in non-U.S. jurisdictions	3	(8)	1
Write-off of net operating losses	17	—	—
Change in enacted tax rate	(4)	—	—
Increase in valuation allowance	30	12	1
Tax credits	(3)	—	(2)
Other	(2)	2	(1)
Total	$20	$(19)	$(5)

At December 31, 2004, we had net operating loss carry forwards for income tax purposes in various tax jurisdictions.  Of those carry forwards that are subject to expiration, they will expire, if unused, over the years through 2024.  We anticipate taxable income in future years will allow us to utilize the carry forwards that have not had a valuation allowance placed against them.  It was recognized that it is more likely than not that certain carry forwards in certain tax jurisdictions will not be realized as a result of current and future taxable income.  Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset realization.

Our legal and tax structure reflects the global nature of our business.  Management performs a review of its global tax positions on an annual basis and reserve amounts for potential tax contingencies.  We establish the reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments.  Significant judgment is required in determining accruals for potential tax contingencies.  In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain.  Based on the reviews by management and the result of discussions and resolutions of proposed adjustments with certain tax authorities, including judicial procedures as appropriate, and the closure of tax years subject to tax audit, reserves are adjusted as necessary.  The Netherlands tax authority is currently examining Resolution Holdings B.V.’s tax returns for the years 2000 to 2002.  Net operating losses carried back during this period of time resulted in $18 million of tax refunds in the fourth quarter of 2003.  The Netherlands tax authority has not issued a formal notice of deficiency and the Company will aggressively contest any proposed adjustments.  Although the final resolution of any proposed adjustments is uncertain and may involve unsettled areas of the law, based on currently available information, the Company has provided for the best estimate of the probable tax liability for such matters.  In the current year, this has resulted in a reduction to the recorded amount of net operating losses to reflect the best estimate of the amount of net operating loss carryforwards the Company believes will ultimately be sustained.  While the final resolution of these matters may result in tax assets and liabilities which are significantly higher or lower than the recorded amounts, management currently believes that the expected resolution will not have a material effect on the Company’s financial position or liquidity.  However, an unfavorable resolution could have a material effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

9.                                      Pension Plans, Other Post Retirement Benefits and 401(k) Plan

The Company provides defined pension plans and other post-retirement benefit plans (“OPEBs”) to employees in the U.S. and internationally.  The OPEBs primarily consist of retiree medical benefits.  As of December 31, 2004 and 2003 approximately 449 and 456 employees in the U.S. and 393 and 383 employees internationally participate in these plans.  The measurement date for the Company’s pension plans and other post retirement benefits is December 31, 2004.  The following table provides a reconciliation of benefit obligations, plan assets, the funded status of the plans and the components of net periodic benefit cost for the years ended December 31, 2004 and 2003 (in millions of U. S. dollars):

	2004		2003
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in benefits obligation
Benefits obligation at beginning of year	$111	$7	$81	$7
Service cost	6	—	5	—
Interest cost	6	1	5	—
Benefits paid	(3)	—	(2)	—
Actuarial (gain)loss	12	(2)	9	—
Plan amendments	—	—	—	(1)
Change in currency exchange rate adjustment	8	—	13	1
Benefits obligation at end of year	$140	$6	$111	$7

Change in plan assets
Fair value of plan assets at beginning of year	$102	$—	$80	$—
Benefits paid	(3)	—	(2)	$—
Actual return on plan assets	4	—	7	—
Employer contributions	9	—	4	—
Change in currency exchange rate adjustment	8	—	13	—
Fair value of plan assets at end of year	$120	$—	$102	$—

Funded status	$(20)	(6)	(9)	(7)
Unrecognized net prior service cost	(4)	(4)	(4)	(5)
Unrecognized net actuarial loss(gain)	35	(16)	16	(14)
(Accrued)/Prepaid benefit cost	$11	$(26)	$3	$(26)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$19	$—	$10	$—
Accrued benefit liability	(8)	(26)	(7)	(26)
Net amount recognized	$11	$(26)	$3	$(26)

Weighted average assumptions used to determine benefit obligations at December 31
Discount rate*	2.0-6.0%	5.0-6.0%	2.5-6.25%	5.5-6.25%
Rate of compensation increase	2.0-4.42%	N/A	2.0-3.75%	N/A

*The range of rates represents the applicable country’s assumed rates.

The accumulated benefit obligations for the defined pension plans at December 31, 2004 and December 31, 2003 were $117 million and $71 million, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $38, $32, and $27 million, respectively, as of December 31 2004, and $35, $29, and $25 million, respectively, as of December 31, 2003.

	2004		2003		2002
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Components of net periodic benefit cost

Service cost	$6	$—	$5	$—	$5	$—
Interest cost	6	—	5	—	4	1
Expected return on assets	(9)	—	(7)	—	(5)	—
Recognized net actuarial gain	—	(1)	—	(1)	—	(1)
Net periodic cost	$3	$(1)	$3	$(1)	$4	$—

Weighted average assumptions used to determine net periodic benefit cost
Discount rate*	2.5-6.25%	5.5-6.25%	3.5-6.75%	6.0-6.75%	3.5-7.25%	6.0-7.25%
Expected return on plan assets	8.0-9.0%	N/A	8.0-9.0%	N/A	8.0-9.0%	N/A
Rate of compensation increase	2.0-3.75%	N/A	2.0-4.00%	N/A	2.0-4.25%	N/A

*The range of rates represents the applicable country’s assumed rates.

Asset Categories

The Company maintains target allocation percentages among various asset classes based on an investment policy established for the pension plans which is designed to ensure the assets will be sufficient to provide for benefits under the pension plans while minimizing the risk for the necessary return.  In addition the policy is designed to ensure sufficient liquidity to meet ongoing cash flow requirements.  The Company’s pension plan asset allocations at December 31, 2004 and 2003 by asset category were as follows:

	2004			2003
Asset Category	U.S.	Netherlands	Belgium	U.S.	Netherlands	Belgium
Equity securities	70%	0%	0%	71%	0%	0%
Debt securities	29%	100%	0%	28%	100%	0%
Other	1%	0%	100%	1%	0%	100%
Total	100%	100%	100%	100%	100%	100%

For the U. S. Plan, the expected long-term rate of return was chosen from the range of likely results of compound average annual returns over a 20-year time horizon based on the plan’s current investment policy (70% equity securities, 29% bonds, and 1% cash).  The expected return and volatility for each asset class was based on historical equity, bond and cash market returns during the period 1926 to 2002 using a Monte Carlo Simulation.  Increasing or decreasing the expected return rate by one percentage point would not be material to our consolidated results of operations, cash flows or financial position.  For the international plans, we expect to transfer to and maintain an 80% equity and 20% bond mix in investments in the near future.

Increase in the per capita cost of covered health care benefits

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2004 was 8% to 8 1/2% trending down through 2009 and 4% to 4.5% thereafter.  Increasing or decreasing the assumed health care cost trend rate by one percentage point in each year would change the accumulated postretirement benefit liability as of December 31, 2004 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

Future Expected Contributions

The Company expects to contribute approximately $12 million to its Netherlands pension plan in fiscal 2005.

Future Expected Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in millions of U.S. dollars):

	Pension Benefits	Other Benefits
2005	$1	$0
2006	2	0
2007	2	0
2008	3	0
2009	4	0
2010 - 2014	33	1

The funded pension and unfunded other retirement obligations had the following activity (in millions of U. S. dollars):

	2004	2003
Balance at beginning of year	$23	$22
Currency translation adjustment	—	3
Net periodic expense accrual	1	2
Cash contributions	(9)	(4)
Balance at end of year	$15	$23

During 2003, the Company revised the average retirement age and average turn-over rate to age 60 and 7 percent from age 58 and 5 percent. This revision in assumptions decreased the obligations for the other post retirement plan in the U. S. for 2003.

The Company provides a nonqualified deferred compensation plan for U. S. employees who are participants in the RPPI stock option plan.  Participants may elect to defer up to 50% of base wages and 100% of bonus pay and stock option compensation. The participants’ deferred compensation contributions are made to a rabbi trust. The Company’s obligations under this plan are unfunded; however, the Company must pay tax on compensation that is deferred by the participant. The participant is required to reimburse the Company for taxes once the funds are withdrawn from the plan.

The Company provides a 401(k) plan to its employees as an additional retirement and income tax reduction facility.  Fulltime employees are eligible to participate immediately.  Employees may make pre-tax and after-tax contributions ranging from 1% to 60% subject to Internal Revenue Service limitation and 1% to 10%, respectively.   Company contributions range from 3 to 6 percent after completion of service of 1 and 5 years, respectively.  Company contributions amounted to $1 million, $1 million and $2 million for each of the years ended December 31, 2004, 2003 and 2002, respectively.

10.                               Long-term Debt

Long-term debt at December 31, 2004 and 2003 consisted of the following (in millions of U. S. dollars):

	December 31,	December 31,
	2004	2003
13 ½% Senior Subordinated Notes	$328	$328
9 ½% Senior Second Secured Notes	200	200
8% Senior Secured Notes	140	140
Revolving Credit Facility	28	—
Other	—	1
Total long-term debt	696	669
Net premium on 13 ½% Senior Subordinated Notes	4	5
Premium on 9 ½% Senior Second Secured Notes	1	1
Less current portion of long-term debt	—	(1)
	$701	$674

The $328 million aggregate principal amount of 13 ½% Senior Subordinated Notes due 2010 were issued in  private offerings pursuant to Rule 144A and Regulation S under the Securities Act of 1933 in 2000, 2001 and 2002 by RPP LLC and RPPCC.  These notes were subsequently exchanged with registered identical series of notes with the Securities and Exchange Commission in 2001, 2002 and 2003, respectively.  The $328 million of 13 ½% Senior Subordinate Notes are senior subordinated unsecured obligations ranking junior in right of payment to all of our existing and future senior debt and all liabilities of our subsidiaries that do not guarantee the notes. The proceeds from the issuance of $200 million of the 13 ½% Senior Subordinated Notes in November 2000 were used to finance in part the recapitalization and related transaction costs and expenses. The net proceeds from the issuance of $75 million of the 13 ½% Senior Subordinated Notes issued in November 2001 and $53 million of the notes issued in December 2002 were used to repay borrowings under the Credit Agreement (as defined below). Interest on the 13 ½% Senior Subordinated Notes is payable semi-annually in cash on each May 15 and November 15. The 13 ½% Senior Subordinated Notes mature on November 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after November 15, 2005, at the specified redemption prices set forth under the related indenture.

On April 9, 2003, RPP LLC completed a private offering, together with RPP CC of $175 million aggregate principal amount of 9½% Senior Second Secured Notes Due 2010. The $175 million of 9½% Senior Second Secured Notes are senior secured obligations ranking equal in right of payment to all of our existing and future senior debt and senior in right of payment with all of our existing and future subordinated indebtedness.  The 9½% Senior Second Secured Notes are secured by a junior lien, subject to permitted liens, on all of our domestic assets (subject to certain exceptions) that secure our obligations under the Credit Agreement (as defined below) and a portion of the capital stock of our direct and indirect domestic subsidiaries and direct foreign subsidiaries.   Interest is payable semi-annually in cash on April 15 and October 15, beginning October 15, 2003.  The proceeds, net of $5 million debt issue costs, from the offering were used to repay borrowings under the Credit Agreement among RPP LLC, RPP CC, RPPI, Resolution Europe B.V. (the “Borrowers”) and the various lenders party thereto, dated as of November 14, 2000 as amended, (the “Credit Agreement”) and for general corporate purposes, including working capital. The 9½% Senior Second Secured Notes mature on April 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after April 15, 2006, at the specified redemption prices set forth under the related indenture.

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

In May 2003, the Company and RPP CC registered an identical series of $175 million 9 ½% Senior Second Secured Notes due 2010 with the Securities and Exchange Commission and subsequently completed an offer to exchange the unregistered notes for the registered notes.

On May 22, 2003, the Company completed a private offering, together with RPP CC as co-issuer, of an additional $25 million aggregate principal amount of 9½% Senior Second Secured Notes Due 2010 (the “Additional Notes”). The Additional Notes, together with the $175 million aggregate principal amount of notes that were originally issued on April 9, 2003 (the “Original Notes”), are treated as a single class of securities under the Company’s existing indenture.  The proceeds, net of $2 million debt issue costs from the offering, were used for general corporate purposes, including working capital.

In July 2003, the Company and RPP CC registered an identical series of 9 ½% Senior Second Secured Notes Due 2010 with the Securities and Exchange Commission and subsequently completed an offer to exchange all of the unregistered notes for registered notes.  As a result of these two exchange offers, all of the outstanding $200 million of 9 ½% Senior Second Secured Notes due 2010 are registered notes.

On December 22, 2003, RPP LLC completed a private offering, together with RPP CC as co-issuer, of $140 million aggregate principal amount of 8% Senior Secured Notes Due 2009.  The $140 million of 8% Senior Secured Notes are senior secured obligations ranking equal in right of payment to all of our existing and future senior debt and senior in right of payment with all of our existing and future subordinated indebtedness.  The 8% Senior Secured Notes are secured by a lien, subject to permitted liens, on all of our domestic assets (subject to certain exceptions) that secure our obligations under the Credit Agreement and a portion of the capital stock of our direct and indirect domestic subsidiaries and direct foreign subsidiaries. Our obligations under the 8% Senior Secured Notes and our obligations under the 9½% Senior Second Secured Notes are secured by liens on the same collateral.  By virtue of the lien priority, the 8% Senior Secured Notes are effectively senior to the obligations under the 9½% Senior Second Secured Notes to the extent of the value of the collateral securing such notes. Interest is payable semi-annually in cash on December 15 and June 15, beginning June 15, 2004.   The proceeds, net of $4 million debt issue costs from the offering, were used to repay borrowings under the Credit Agreement or for general corporate purposes, including working capital.   The 8% Senior Secured Notes mature on December 15, 2009 and may be redeemed in whole at any time or in part from time to time, on and after December 15, 2006, at the specified redemption prices set forth under the related indenture.

In February 2004, RPP LLC and RPP CC registered an identical series of 8% Senior Secured Notes Due 2009 with the Securities and Exchange Commission and subsequently completed an offer to exchange all of the unregistered notes for registered notes.

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

On November 14, 2000, RPPI., RPP LLC, RPP CCl and Resolution Europe B.V. entered into a $600 million credit agreement (“the Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provided for a six-year $75 million revolving credit facility, the euro equivalent of which was also available, to be used for, among other things, working capital and general corporate purposes of the Company and its subsidiaries, including without limitation, certain permitted acquisitions. The revolving credit facility also included a sub-limit for letters of credit in an amount not to exceed $50 million. At December 31, 2004, $28 million was outstanding under the revolving credit facility and $2 million in letters of credit. At December 31, 2004, we had additional borrowing capacity under the Credit Agreement of $45 million. During 2004, we borrowed $172 million and made payments of $146 million under the Credit Agreement. As of December 31, 2004, we were in compliance with the borrowing base limit of the Credit Agreement.

Borrowings that were maintained as dollar term loans or loans under the revolving credit facility denominated in dollars, accrued interest at either Citibank’s prime lending base rate or the eurodollar rate plus, in each case, a margin ranging from 1.25% to 3.00%, which margin was dependent upon our leverage, as determined on a quarterly basis. Interest rates on loans under the revolving credit facility denominated in euros, accrued interest at the euro rate plus associated costs plus, a margin ranging from 2.25% to 3.00% which margin was dependent upon our leverage, as determined on a quarterly basis.

Interest period elections generally ranged from one to six months, or to the extent available, nine or twelve months for eurodollar and euro rate loans. With respect to eurodollar loans and euro rate loans, interest was payable at the end of each interest period or, for interest periods longer than three months, at least every three months.

With respect to base rate loans under the credit agreement, interest was payable quarterly on the last business day of each fiscal quarter. Calculation of all interest was based on the actual number of days elapsed in a year comprising 360 days. For each drawn letter of credit, we were required to pay a per annum fee equal to the spread over the eurodollar rate for the revolving credit facility, a fronting fee equal to  1/4 of 1% on the aggregate daily stated amount of each letter of credit, plus administrative charges. Additionally, we were required to pay a commitment fee ranging from 0.375% to 0.500% per annum, depending on our leverage ratio, which commitment fee was payable quarterly on the unused available portion of the revolving credit facility.

The loans incurred under the Credit Agreement by RPP LLC and RPP CC were guaranteed by RPPI and all of our existing and future direct and indirect wholly-owned domestic subsidiaries.  The U.S. loans under the Credit Agreement were secured by a perfected security interest in substantially all of our properties and assets and our direct and indirect wholly-owned domestic restricted subsidiaries, now owned or acquired later, including a pledge of all capital stock and notes owned by us and our domestic restricted subsidiaries; provided that no more than 65% of the stock of our foreign subsidiaries were required to be pledged in respect of such loans.  In addition, loans incurred under the Credit Agreement by Resolution Europe B.V. were guaranteed by RPPI, us and all of our existing and future direct and indirect domestic and material foreign subsidiaries (the “Non-U.S. Guarantors”), subject to exceptions and restrictions.  The obligations of Resolution Europe B.V. and the Non-U.S. Guarantors were secured by a perfected security interest in the assets described above and in certain material property and assets owned by Resolution Europe B.V. and the Non-U.S. Guarantors.

In January 2005, we entered into a new credit agreement to refinance the Credit Agreement that was in existence at December 31, 2004.  See Note 22 for more information on the new credit agreement.

During 2002, we entered into unsecured trade notes, totaling $3.9 million, that bear interest ranging from 6.75 to 8.18 percent, payable over thirty-six months with one of our vendors for the purchase of computer equipment and related services. As of December 31, 2004 and 2003, unsecured trade notes totalling $0.3 million and $2 million, respectively, were outstanding.

Maturities of long-term debt for the years ending December 31, 2004 are as follows (in millions of U. S. dollars):

2005	$—
2006	—
2007	—
2008	—
2009	140
Thereafter	561
$701

Our high level of debt may preclude us from borrowing any more funds beyond those available under the revolving credit agreement.  As a result of our high level of debt, we will have to generate significant cash flows through operating activities, borrowings and asset sales to meet our current debt service requirements.  Based on our current level of operations management believes that our cash flow from operations, together with existing cash and cash equivalents on hand, net proceeds from the issuances of the notes, future borrowings under our revolving credit facility and sales of assets, if necessary, will be sufficient to fund our working capital needs and expenditures for property, plant and equipment and debt service obligations in the foreseeable future, although no assurance can be given in this regard.

11.                               Obligations Under Capital Leases

The Company’s capital leases range from three to eight year terms for equipment. The equipment has been capitalized at its fair market value of $3.5 million, which approximates the present value of the minimum lease payments. The current maturity amounts are included in other payables and accruals of our Consolidated Balance Sheets.  At December 31, 2004 and 2003, total amounts outstanding under capital leases totaled $1 and $2 million, respectively.

Future minimum payments under capital leases will average approximately $0.3 for the next four years.

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

We accrue for environmental liabilities when the liability is probable and the costs are reasonably estimable.  As of December 31, 2004 and 2003, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology.  This assessment is based on the lack of evidence of any claims or possible claims against us from the closing date of the recapitalization.  For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

As mentioned above, the Company has substantial continuing financial commitments for compliance of environmental matters.   During 2004 and 2003, the Company expended a total of $2 million and $6 million in related mandatory EHS capital projects not reimbursed by Shell. We expect a similar operating environmental commitment to continue in future years; however, the level of financial commitment may increase if the environmental laws and regulations become more stringent.  During 2002, we received total proceeds of $22 million, in connection with indemnified environmental projects pursuant to the environmental agreements as amended and we applied $17 million ($16 million for capital projects and $1 million for expense projects) that reduced capital expenditures and operating expenses.  This resulted in a Deferred Credit balance of $5 million on the Consolidated Balance Sheets as of December 31, 2002. The remaining Deferred Credit balance was applied to  capital expenditures in 2003.

13.                               Leases and Other Commitments

The Company entered into contractual agreements with Shell and other third parties for the supply of site services, utilities, materials and facilities (“SUMF services”) and for operation and maintenance services (“OMS services”) necessary to operate the Company on a stand-alone basis.  The duration of the contracts range from one year, or less, to 20 years, depending on the nature of services.  Such contracts may be terminated by either party under certain conditions as provided for in the respective agreements; generally, 90 days notice is required for short-term contracts and three years notice is required for longer-term contracts (generally in excess of five years).  Contractual pricing generally includes a fixed and variable component.

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

We rely on long-term supply agreements with Shell and other key suppliers for most of our raw material supply. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any of our key long-term supply contracts be canceled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Some of our raw materials are provided to us by one supplier and we could incur significant time and expense if we had to replace the supplier. In addition, several of our feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2004 (in millions of U. S. dollars):

2005	$10
2006	10
2007	10
2008	9
2009 and thereafter	29
Total minimum lease payments	$68

Rental expense under operating leases was $10 million, $10 million and $10 million in 2004, 2003 and 2002, respectively.

14.                               Segment and Related Information

Using guidelines set forth in Statement of Financial Accounting Standards No.131, Disclosures about Segments of an Enterprise and Related Information, the Company has identified three reportable segments based on geographic information:  (i) U. S., (ii) Europe and Africa, and (iii) Asia Pacific and Middle East.  Management operates its business through geographic regions and is not organized nor does it prepare discreet financial information by product line within the geographic regions.

Selected financial data by geographic region are presented below (in millions of U. S. dollars):

	U. S.	Europe and Africa	Asia Pacific and Middle East	Elim’s	Total
As of and for the year ended December 31, 2004:
Revenues from external customers	$431	$563	$2	$—	$996
Inter-segment revenues	45	3	2	(50)	—
Depreciation and amortization expense	30	17	—	—	47
Total costs	461	499	4	—	964
Operating income (loss)	(30)	64	(2)	—	32
Total assets	484	426	1	—	911
Expenditures for long-lived assets	17	9	—	—	26

As of and for the year ended December 31, 2003:
Revenues from external customers	$349	$430	$3	$—	$782
Inter-segment revenues	9	10	—	(19)	—
Depreciation and amortization expense	32	14	—	—	46
Total costs	335	449	2	—	786
Operating income (loss)	14	(19)	1	—	(4)
Total assets (Restated)	488	386	1	—	875
Expenditures for long-lived assets	12	5	1		18

As of and for the year ended December 31, 2002:
Revenues from external customers	$367	$364	$9	$—	$740
Inter-segment revenues	19	142	4	(165)	—
Depreciation and amortization expense	24	12	—	—	36
Special charges	5	3	—	—	8
Total costs	299	381	9	—	689
Operating income (loss)	68	(17)	—	—	51
Total assets	462	329	2	—	793
Equity investments in and advances to unconsolidated subsidiaries	—	11	—	—	11
Expenditures for long-lived assets	39	9	—	—	48

Revenues from external customers for each product group are presented below (in millions of U. S. dollars):

	For the Year Ended December 31,
	2004	2003	2002
Resins	$627	$499	$488
Bisphenol-A	178	129	125
Versatics	149	116	91
Epichlorohydrin	16	34	32
Other	26	4	4
Total Revenues	$996	$782	$740

Selected country information is presented below (in millions of U. S. dollars):

	For the Year Ended December 31,
Revenues:	2004	2003	2002
U.S.	$476	$358	$386
Netherlands	566	440	371
Germany	—	—	60
Other(1)	4	3	88
Inter-company	(50)	(19)	(165)
Total	$996	$782	$740

	As of December 31,
Net Long-Lived Assets: (2)	2004	2003	2002
U.S.	$243	$259	$270
Netherlands	206	202	186
Germany	6	5	5
Other(1)	16	9	10
Total	$471	$475	$471

(1) Other consists of other foreign countries that individually account for less than 10% of the total revenues.

(2) Net long-lived assets include property, plant and equipment, intangibles and investment in equity affiliates or investment at cost.

For 2004 and 2003, sales revenues are on single billing entities in the U. S. and in the Netherlands.  For 2002, sales revenues are attributed to geographic regions based on the location of the manufacturing facility and/or marketing company, and are not based on location of customer.  Inter-segment amounts represent sales transactions within and between geographic regions.

15.                               Restructuring Charges

The Company accrued a charge for employee severance and other exit costs of $6 million in the fourth quarter of 2002 related to a cost reduction program implemented in response to a significant decline in profitability. The global reduction in work force affected approximately 90 employees or 9% of the global work force.  Other exit costs relate to a modification of the OMS services agreement previously entered into with Shell covering employee termination expenses to be absorbed by the Company. As of December 31, 2003, all the employees related to the reduction in work force have been terminated.

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

Management believes that the carrying amounts for cash and cash equivalents, accounts receivable and current liabilities are reasonable estimates of their fair values, principally due to the short-term maturities of these instruments.  The estimated fair value of the long-term debt is based on the most recently available trading prices.

The estimated fair values of financial instruments are as follows (in millions of U. S. dollars):

	2004		2003
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets:
Cash and cash equivalents	$4	$4	$49	$49
Accounts receivable, net	160	160	107	107
Financial liabilities:
Current liabilities	208	208	141	141
Long-term debt-principal:
13 ½% Senior Subordinated Notes	328	357	328	290
9 ½% Senior Second Secured Notes	200	217	200	201
8% Senior Secured Notes	140	151	140	144
Revolver loans	28	28	—	—
Other debt	—	—	1	1

17.                               Stock Option Plan

RPPI has adopted stock option plans pursuant to which options with respect to a total of 69,000 shares of RPPI’s common stock are available for grant to employees of, consultants to, or directors of RPPI or RRP LLC.  The board of directors of RPPI or a compensation committee appointed from time to time by the board of directors administers the option plan.  The right to grant options under the option plan will expire on the tenth anniversary of the closing date of the recapitalization.  Options granted under the plan are or will be either nonqualified or incentive stock options.

Options are granted in amounts and at such times and to such eligible persons as determined by the board of directors of RPPI or the compensation committee. Options will vest in accordance with a schedule as determined by the Board of directors of RPP Inc.  or the compensation committee and  this  vesting  schedule  will  be  outlined  in  the  optionee’s  option  agreement.  We expect options to vest as follows:

a)              One-third of the options will be time vesting options and will vest in equal increments over five years, ending on November 14, 2005.  However, upon termination of a grantee’s employment without cause or for good reason within six months following the sale of RPPI for cash or any transaction in which RPP Holdings sells at least fifty percent of its shares of common stock of RPPI  acquired by it, all of  the  time  vesting  options  allocated  to  such  terminated  employee  shall  vest  immediately  on  such  termination.

b)             Two-thirds of the options will be performance options and will vest on November 14, 2008.  The amount vested will be based on the operating results achieved by the business.  However, vesting of all or a portion of the performance options will be accelerated upon the consummation of a sale of RPPI  for cash, or any transaction in which Apollo sells at least fifty percent of shares of common stock of RPPI acquired by it.

The vesting of options will occur only during an employee’s, consultants’, or director’s term of relationship with RPPI.  All unvested options will be forfeited upon a termination of relationship.

The board of directors of RPPI or the compensation committee will determine the exercise price for the options at $100 or based on reasonable and customary methods for determining fair values when there is no established trading market.  The initial exercise price was the same as the per share price being paid by RPP Holdings, the parent of RPPI, in the recapitalization.  The options will expire on the thirtieth day immediately following the eighth anniversary of issuance.

Upon a termination of relationship, RPPI and RPP Holdings have certain repurchase rights.  Upon a sale of RPPI  for cash or the occurrence  of  any  transaction  in  which  RPP  Holdings  sells  at  least  50%  of  the  shares  of  common  stock  acquired  by  it,  RPPI also has certain repurchase rights.  The repurchase rights generally include buying the vested options from the grantee within a specified period of time at the fair value calculated in-house using reasonable and customary methods for determining market values when there is no established trading market.

A summary of the Option Plans as of December 31, 2004, and changes during the years ended December 31, 2004 and 2003 are presented below:

	Number of shares covered by options	Weighted average exercise price
Outstanding at January 1, 2002	59,859	$128
Granted	1,820	$169
Exercised	—	—
Cancelled	1,320	$202
Outstanding at December 31, 2002	60,359	$127
Granted	1,420	$100
Exercised	8	$100
Cancelled	5,206	$135
Outstanding at December 31, 2003	56,565	$126
Granted	15,920	$100
Exercised	—	—
Cancelled	10,185	$171
Outstanding at December 31, 2004	62,300	$113

Exercisable at December 31, 2003	8,606	$122
Exercisable at December 31, 2004	10,556	$128

18.                               Supplemental Cash Flow Information

The Company translates its foreign subsidiaries’ financial statements for consolidation in accordance with SFAS No. 52 using the current rate method.  As a result, the statement of cash flows is affected by the non-cash foreign currency translation adjustments that are pervasive in the Consolidated Balance Sheets.  The statement of cash flows has been adjusted to exclude the non-cash effects of the foreign currency translation adjustments.

19.                              Other Revenue

In 2002 and 2001, the Company entered into bisphenol-A (“BPA”) technology license agreements wherein the Company granted non-exclusive licenses to third parties to use RPP LLC’s technology to construct, operate and maintain and/or repair one licensed plant for the manufacture of BPA.  In addition to the grant to use the license, the Company will also provide technical assistance in the design, engineering, procurement, training, commissioning and/or start-up of the licensed plant.  Revenues from the sale of the BPA technology license and related support services are recognized using the percentage of completion method.   In 2004 and 2003, the Company, recognized $2 million and $1 million as Other Revenues related to the sale of the BPA technology licenses.

In May 2002, the Company entered into an exclusive and irrevocable option with a third party to execute a long-term supply contract, wherein the Company received $4.2 million.  In June 2002, the Company executed a calcium chloride supply agreement with the third party for fifteen years.  Revenues from the sale of the option will be recognized on a straight line basis over fifteen years consistent with duration of the supply agreement.   In 2004 and 2003, the Company recognized an insignificant amount as Other Revenues related to the sale of the option.

In December 2004, the Company sold all its remaining BPA technology and related patents for $1 million.  The sale of these intangibles was recognized as Other Revenues.

20.                              Deferred Revenue

Deferred revenue includes the unamortized balances related to the sale of the BPA technology licenses and the sale of the exclusive and irrevocable option to execute a long-term supply contract. As of December 31, 2004 and 2003, the balance included in Deferred Revenue for the sale of BPA technology licenses was $1 million and $1 million, respectively.

21.                               Capital Contributions and Constructive Distribution

During 2004 and 2003, the Company paid constructive cash distributions of $1 million and $4 million to Shell.  Of the $4 million, $2 million was previously accrued, relating to the same reimbursements of certain pension costs in accordance with the Master Sales Agreement dated November 14, 2000 and related ancillary agreements.  During 2002 and 2001, RPPI made a capital contribution of approximately $1 million to the Company relating to reimbursements of certain pension costs for each respective year under the Master Sales Agreement dated November 14, 2000 and related ancillary agreements.

22.                               Subsequent Event

On January 24, 2005, RPP LLC and RPP Capital entered into a $150 million revolving credit facility pursuant to a credit agreement among Resolution Performance Products Inc., Resolution Europe B.V., the other credit parties party thereto, General Electric Capital Corporation, GE Leveraged Loans Limited and the other lenders party thereto (the “New Credit Agreement”).

The proceeds of the initial loans under the New Credit Agreement were used to refinance indebtedness under the former Credit Agreement.

The New Credit Agreement currently provides for the extension of revolving loans to RPP LLC (and any other entity approved to be a US borrower) of up to $100 million in aggregate principal amount at any time outstanding (“U.S. Credit Facility”), and for the extension of revolving loans to Resolution Europe B.V. (and any other entity approved to be a Netherlands borrower) of up to the Euro equivalent of $50 million in aggregate principal amount at any time outstanding (“Netherlands Credit Facility”).  Loans under the U.S. Credit Facility and the Netherlands Credit Facility may be used for, among other things, working capital and general corporate purposes of RPP LLC and its direct and indirect subsidiaries (including, without limitation, Resolution Europe B.V.), including, without limitation, certain permitted acquisitions.  The U.S. Credit Facility includes a sub-limit for letters of credit in an amount not to exceed $30 million.  The Netherlands Credit Facility includes a sub-limit for letters of credit in an amount not to exceed the Euro equivalent of $10 million.  The extension of revolving loans under the U.S. Credit Facility and the Netherlands Credit Facility terminates on June 24, 2009.

Borrowings by RPP LLC under the U.S. Credit Facility denominated in dollars accrue interest at either a U.S. index rate or the eurodollar rate plus, in each case, a margin ranging from 1.00% to 2.50%, depending on RPP LLC’s consolidated fixed charge coverage ratio, as calculated under the New Credit Agreement and determined on a quarterly basis.  Borrowings by RPP LLC under the U.S. Credit Facility denominated in Euros accrue interest at the euro rate plus a margin ranging from 2.00% to 2.50% depending on RPP LLC’s consolidated fixed charge coverage ratio, as calculated under the New Credit Agreement and determined on a quarterly basis.  Borrowings by Resolution Europe B.V. under the Netherlands Credit Facility accrue interest at either the euro rate plus associated costs or a euro base rate plus, in each case, a margin ranging from 2.00% to 2.50% depending on RPP LLC’s consolidated fixed charge coverage ratio, as calculated under the New Credit Agreement and determined on a quarterly basis.

Interest period elections generally range from one to six months for eurodollar and euro rate loans.  With respect to eurodollar loans and euro rate loans, interest is payable at the end of each interest period or, for interest periods longer than three months, at least every three months.  With respect to euro base rate loans and US index rate loans, interest is payable monthly on the last business day of each month.  Calculation of all interest is based on the actual number of days elapsed in a year comprising 360 days.  For each drawn letter of credit, we are required to pay a per annum fee equal to the margin over the eurodollar rate for the revolving credit facility, plus administrative charges (including a 0.125% per annum issuing fee).  In addition, RPP LLC will pay a commitment fee of 0.75% per annum of the average daily balance of the unused portion of the U.S. Credit Facility, payable monthly in arrears, if less than half of the total commitments under the U.S. Credit Facility are utilized, or 0.50% per annum if greater than or equal to half of such total commitments are utilized.  Resolution Europe B.V. will pay a commitment fee of 0.75% per annum of the average daily balance of the unused portion of the Netherlands Credit Facility, payable monthly in arrears, if less than half of the total commitments under the Netherlands Credit Facility are utilized, and 0.50% per annum if greater than or equal to half of such total commitments are utilized.

The amount of availability for borrowings and letters of credit under the U.S. Credit Facility is limited to the sum (the “U.S. Borrowing Base”) of (1) 85% of the net book value of RPP LLC’s receivables, (2) the lesser of 65% of the book value of RPP LLC’s inventory consisting of raw materials and finished goods and 85% of the net orderly liquidation value of such inventory, and (3) the lesser of 100% of the net orderly liquidation value of RPP LLC’s U.S. plant, property and equipment and $25 million (less amortization), which U.S. Borrowing Base RPP LLC will be required to report on a monthly basis.  If the utilization under the U.S. Credit Facility exceeds the most recently reported U.S. Borrowing Base, RPP LLC must repay outstanding borrowings and/or cash collateralize letters of credit in the amount equal to such excess.

The amount of availability for borrowings and letters of credit under the Netherlands Credit Facility is limited to the sum (the “Netherlands Borrowing Base”) of (1) 85% of the net book value of Resolution Europe B.V.’s receivables originating from customers located in Austria, Australia, Belgium, Canada, Switzerland, Czech Republic, Germany, Denmark, Spain, Finland, France, the UK, Greece, Hungary, Ireland, Italy, the Netherlands, Norway, New Zealand, Poland, Portugal, Sweden, Slovakia and the U.S. and (2) 65% of the net book value of Resolution Europe B.V.’s receivables originating from customers located in China, Hong Kong, Japan, Romania, Singapore, Slovenia and Taiwan, which Netherlands Borrowing Base Resolution Europe B.V. will be required to report on a monthly basis.  If the utilization under the Netherlands Credit Facility exceeds the most recently reported Netherlands Borrowing Base, Resolution Europe B.V. must repay outstanding borrowings and/or cash collateralize letters of credit in the amount equal to such excess.

The loans incurred under the U.S. Credit Facility are guaranteed by RPP Inc., RPP Capital Corporation and all of RPP Inc.’s existing and future direct and indirect domestic subsidiaries other than RPP LLC (the “U.S. Guarantors”).  The loans incurred under the U.S. Credit Facility are secured by a security interest in substantially all of RPP LLC’s and the U.S. Guarantors’ properties and assets, including a pledge of all capital stock and notes owned by them and their subsidiaries; provided that no more than 65% of the voting stock of their first-tier foreign subsidiaries is required to be pledged in respect of such loans under the U.S. Credit Facility.  As part of the security for the U.S. Credit Facility, the lenders have control agreements over the bank accounts into which RPP LLC’s customers remit payment.  Loans incurred under the Netherlands Credit Facility are guaranteed by Resolution Holdings B.V. and all of its existing and future direct and indirect material foreign subsidiaries other than Resolution Europe B.V. (the “Non-U.S.

Guarantors”), subject to exceptions and restrictions.  The obligations of Resolution Europe B.V. and the Non-U.S. Guarantors are secured by a security interest in substantially all of the properties and assets owned by Resolution Europe B.V. and the Non-U.S. Guarantors, including by a pledge of all capital stock and notes owned by such entities.  As part of the security for the Netherlands Credit Facility, the lenders maintain bank accounts into which Resolution Europe B.V.’s customers remit payment.  Such receipts are transferred to Resolution Europe B.V. once any outstanding revolver balances are repaid. The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default.

RESOLUTION PERFORMANCE PRODUCTS LLC

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions of U. S. Dollars)

		Additions
Description	Balance at January 1, 2004	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at December 31, 2004

Allowance for doubtful accounts	$3	—	—	1	$2
Allowance for inventory obsolescence	$1	3	—	1	$3
Deferred tax asset valuation allowance	$13	30	—	—	$43

		Additions
Description	Balance at January 1, 2003	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at December 31, 2003

Allowance for doubtful accounts	$2	1	—	—	$3
Allowance for inventory obsolescence	$1	—	—	—	$1
Deferred tax asset valuation allowance (Restated)	$1	14	(2)	—	$13

		Additions
Description	Balance at January 1, 2002	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at December 31, 2002

Allowance for doubtful accounts	$3	—	—	1	$2
Allowance for inventory obsolescence	$3	1	—	3	$1
Deferred tax asset valuation allowance	$0	1	—	—	$1