Form 10-Q
period 2005-03-31
RESOLUTION PERFORMANCE PRODUCTS LLC; RPP CAPITAL CORP
filed 2005-05-16
CIK 1132423, 1132424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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

At April 29, 2005, there were 1,000,000 outstanding membership units of Resolution Performance Products LLC and 1,000 outstanding shares of common stock of RPP Capital Corporation.

Item 1.  Financial Statements

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions of U. S. dollars, except for Units)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$4	$4
Receivables, less allowance of $1 and $2, respectively	175	160
Due from related parties	13	10
Prepaid and other current assets	7	6
Inventories, less allowance of $3 and $3, respectively	184	197
Deferred income taxes	1	3
Total current assets	384	380

Property, plant and equipment, at cost, less accumulated depreciation	425	446
Intangible assets, at cost, less accumulated amortization	23	20
Investment, at cost	5	5
Total assets	$837	$851

Liabilities and Owner’s Deficit
Current liabilities:
Cash overdraft	$5	$7
Accounts payable-trade	140	168
Other payables and accruals	40	26
Due to related parties	6	3
Total current liabilities	191	204

Capital lease obligation	1	1
Other long-term obligations	8	4
Deferred revenue	4	4
Deferred income taxes	29	29
Pensions and other retirement plan obligations	16	15
Long-term debt	709	701
Total liabilities	958	958
Commitments and contingencies (Note 14)
Owner’s deficit:
Member interest, 1,000,000 units authorized and issued	102	102
Accumulated deficit	(193)	(194)
Accumulated other comprehensive loss	(30)	(15)
Total owner’s deficit	(121)	(107)
Total liabilities and owner’s deficit	$837	$851

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

 (in millions of U.S. dollars)

	Three months ended
	March 31,
	2005	2004
		(Restated)
Revenues	$312	$222
Other revenues	1	1
Total	313	223

Cost and expenses:
Purchase and variable product costs	206	156
Operating expenses	35	31
Selling, general and administrative	23	13
Depreciation and amortization	14	12
Research and development	5	5
Total	283	217

Operating income	30	6

Interest expense, net	21	20

Income (loss) before income taxes	9	(14)
Income tax expense	8	—
Net income (loss)	$1	$(14)

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENT OF OWNER’S DEFICIT (Unaudited)

 (in millions of U. S. dollars)

			Accumulated
			Other
	Member	Accumulated	Comprehensive		Comprehensive
	Interest	Deficit	Loss (a)	Total	Income (loss)
Balance, December 31, 2004	$102	$(194)	$(15)	$(107)
Net income		1		1	1
Currency translation loss, net of tax			(15)	(15)	(15)
Comprehensive loss					$(14)
Balance, March 31, 2005	$102	$(193)	$(30)	$(121)

(a) Accumulated Other Comprehensive Loss at March 31, 2005 and December 31, 2004 includes a $30 million and $15 million net loss for foreign currency translation, respectively.

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions of U. S. dollars)

	Three Months Ended
	March 31,
	2005	2004
		(Restated)
Cash flows provided by operating activities:
Net income (loss)	$1	$(14)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14	12
Amortization of deferred finance costs	1	1
Deferred income taxes	8	—
Pensions and other retirement plan obligations	1	—
Changes in operating assets and liabilities:
Receivables, net	(20)	(13)
Due from related parties	—	(1)
Prepaid and other current assets	(1)	1
Inventories	7	(8)
Payables and accruals	(8)	25
Net cash provided by operating activities	3	3

Cash flows used for investing activities:
Capital expenditures	(5)	(3)
Net cash used for investing activities	(5)	(3)

Cash flows provided by financing activities:
Payments (proceeds) from cash overdrafts	(2)	2
Increase in deferred finance costs	(4)	—
Proceeds from long-term debt	144	—
Repayments of long-term debt	(136)	—
Net cash provided by financing activities	2	2
Net change in cash and cash equivalents	—	2
Cash and cash equivalents at beginning of period	4	49
Cash and cash equivalents at end of period	$4	$51

See accompanying notes to consolidated financial statements.

RESOLUTION PERFORMANCE PRODUCTS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included.   For further information, refer to the Resolution Performance Products LLC Annual Report on Form 10-K for the year ended December 31, 2004, including the consolidated financial statements and notes thereto contained therein.

2.     Recent Accounting Pronouncements

        Effective January 1, 2005, the Company elected to adopt Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment.”  Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.  As the Company is considered a nonpublic entity that used the minimum value method for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company is required to apply the prospective transition method.  As such, the Company shall apply the statement to any new awards and to any awards modified, repurchased or cancelled after the adoption date of the statement.  The Company will continue to account for awards outstanding at January 1, 2005 using the accounting principles originally applied to those awards, Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  The adoption of SFAS No. 123R did not have a material impact on the Company’s financial condition and results of operations.

        In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement on its consolidated financial statements.

        In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, when incurred, if the fair value of the liability can be reasonably estimated.  The Interpretation is effective for the Company no later than the end of the fiscal year ending on December 31, 2005.   The Company is currently evaluating the impact of this Interpretation on its consolidated financial statements.

        Revised Presentation

The Company has revised its December 31, 2004 balance sheet to present certain long-term deferred tax assets and liabilities within the same tax jurisdiction on a net basis as required by Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes” (SFAS 109).  Such long-term deferred tax assets and liabilities had previously been presented on a gross basis which resulted in an overstatement of long-term assets and liabilities by approximately $60 million, which we have determined is immaterial. The following table presents the impact of the revised presentation on the unaudited consolidated balance sheet (in millions of U.S. dollars):

	December 31, 2004
	Amounts previously reported	Amounts As revised
Unaudited consolidated balance sheets:
Deferred income taxes	$60	$—
Total assets	$911	$851
Deferred income taxes	$(89)	(29)
Total liabilities	$(1,018)	(958)
Total liabilities and owner’s deficit	$(911)	$(851)

Certain revisions were made to prior year amounts in order to conform with the current year’s presentation, including cash overdrafts from operating to financing activities.

        Restatement

        As previously disclosed in Note 2 “Significant Accounting Policies - Restatement” to the consolidated financial statements contained in the Company’s 2004 Annual Report on Form 10-K, amounts for the three months ended March 31, 2004 reflect adjustments in the deferred tax accounts and related valuation allowance.  These adjustments during such reporting period had no impact on cash used by operating activities, operating income, income before taxes or the Company’s ability to realize ultimately the benefits from its deferred tax assets if it generates taxable income in future periods.

        Accordingly, the Company has restated herein the financial statements for the three months ended March 31, 2004 previously contained in the Company’s quarterly report for the three months ended March 31, 2004 and the financial statements contained in such quarterly report should no longer be relied upon.  The following table presents the impact of the restatement on the unaudited consolidated financial statements of income (in millions of U. S. dollars):

	For the three months ended March 31, 2004
	Amounts previously reported	Amounts restated

Unaudited consolidated statements of income:
Loss before income taxes	$(14)	$(14)
Income tax expense	$1	—
Net loss	$(15)	$(14)

3.     Inventories of Products

Product inventories are valued at the lower of cost or market with cost being determined using the first-in, first-out method.  Total inventories at March 31, 2005 and December 31, 2004 were comprised of the following (in millions of U. S. dollars):

	March 31,	December 31,
	2005	2004
Raw materials	$19	$16
Finished products	155	171
Materials and supplies	10	10
Total	$184	$197

4.     Property, Plant and Equipment

Property, plant and equipment at March 31, 2005 and December 31, 2004 consisted primarily of manufacturing assets as follows (in millions of U. S. dollars):

	March 31, 2005	December 31, 2004
Plant and equipment	$1,223	$1,275
Office buildings	43	44
Other assets	75	70
Total	1,341	1,389
Less: accumulated depreciation	(916)	(943)
Net property, plant and equipment	$425	$446

                Substantially all current and future assets are pledged as security under the Company’s credit agreement. Expenditures for property, plant and equipment totaled $5 million for the quarter ended March 31, 2005.

5.     Intangible Assets

                Intangible assets consisted of the following (in millions of U. S. dollars):

	March 31,	December 31,
	2005	2004
Patents and trademarks	$2	$2
Deferred finance costs	33	29
Total	35	31
Less accumulated amortization	(12)	(11)
	$23	$20

6.     Investments

Investments in affiliates, accounted for using the equity method or cost method, are as follows as of March 31, 2005 and December 31, 2004 (in millions of U. S. dollars):

Investment in Equity Affiliate

On October 15, 2004, the Company entered into a joint venture with RSM with a contribution of $2.5 million in cash representing a 20% interest in the Resolutions’ JV LLC.   RSM is the majority owner and managing member with an 80% interest in the joint venture.  Our investment in affiliate accounted for using the equity method, Resolutions’ JV LLC, is as follows:

	Country of	Percentage	March 31,	December 31,
	incorporation	holding	2005	2004
Resolutions’ JV LLC	U.S.	20%	$3	$3

Investment at Cost

Our investment in affiliate accounted for using the cost method, Japan Epoxy Resins Co., is as follows:

	Country of	Percentage	March 31,	December 31,
	incorporation	holding	2005	2004
Japan Epoxy Resins	Japan	10%	$2	$2

7.     Other Payables and Accruals

Other payables and accruals at March 31, 2005 and December 31, 2004 consisted of the following (in millions of U. S. dollars):

	March 31,	December 31,
	2005	2004
Interest payable	$29	$10
Insurance financing	1	3
Payroll related liabilities	6	6
Property taxes	3	5
Other	1	2
	$40	$26

8.     Other Long-term Obligations

Other long-term obligations at March 31, 2005 and December 31, 2004 consisted of the following (in millions of U. S. dollars):

	March 31,	December 31,
	2005	2004
Future abandonment obligations	$4	$4
Long-term taxes payable	4	—
	$8	$4

9.     Long-term Debt

        Long-term debt at March 31, 2005 and December 31, 2004 consisted of the following (in millions of U. S. dollars):

	March 31,	December 31,
	2005	2004
13½% Senior Subordinated Notes	$328	$328
9½% Senior Second Secured Notes	200	200
8% Senior Secured Notes	140	140
Revolving Credit Facility	36	28
Total long-term debt	704	696
Net premium on 13½% Senior Subordinated Notes	4	4
Premium on 9½% Senior Second Secured Notes	1	1
	$709	$701

For the three months ended March 31, 2005 and the year ended December 31, 2004, we paid $1 million and $79 million, respectively, in cash interest related to our long-term debt.  During the three months ended March 31, 2005, borrowings were $144 million and payments were $136 million under the revolving credit agreement.

Our high level of debt may preclude us from borrowing any more funds beyond those available under the revolving credit agreement.  At March 31, 2005, there was $36 million outstanding under the revolving credit agreement and $14 million in outstanding letters of credit, of which $3 million relates to the former $75 million credit agreement.  At March 31, 2005, we had additional borrowing capacity under the revolving credit agreement of $103 million.

10.  Pension Plans, Other Post Retirement Benefits

The funded pension and unfunded other retirement obligations had the following activity (in millions of U. S. dollars):

	March 31,	December 31,
	2005	2004
Balance at beginning of period	$15	$23
Net periodic expense accrual	1	1
Cash contributions	—	(9)
Balance at end of period	$16	$15

Components of Net Periodic Benefit Costs

The following represents components of net periodic benefit costs for the three months ended March 31, 2005 and 2004 (in millions of U. S. dollars):

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
Service cost	$2	$1
Interest cost	2	2
Expected return on plan assets	(3)	(2)
Total	$1	$1

11.  Transactions with Related Parties and Certain Other Parties

During the three months ended March 31, 2005, the Company paid Apollo Management IV, L. P. (“Apollo”) $0.188 million under the Apollo management agreement, as amended.  Under the agreement, Apollo advises the Company concerning such management matters related to proposed financial transactions, acquisitions and other senior management matters related to the business, administration and policies of the Company.  The amended agreement requires an annual fee of $0.75 million payable in equal quarterly installments of $0.188 million.  However, the terms of the management consulting agreement were amended to waive payment of the annual management fee to Apollo during 2003 only.  The Company accrued $1 million as of March 31, 2005 to pay Apollo for the waived 2003 management fees in accordance with the agreement.

During the second quarter of 2004, we commenced providing outsourcing services to Resolution Specialty Materials LLC (“RSM”), an affiliate of Apollo, under the Management Services Agreement (“MSA”).  For the three months ended March 31, 2005, RPP has billed or accrued $5 million related to the MSA and information technology project.  The actual expenses incurred, offset by the reimbursements from RSM, are recorded in selling, general, and administrative expenses.  Therefore, the mark-up related to these costs is included as a reduction of selling, general, and administrative expenses and has been insignificant to date.  RSM paid the Company approximately $4 million on the sales of certain products for the three months ended March 31, 2005.

The Company also paid approximately $1 million related to certain freight costs to Quality Distribution, Inc., an affiliate of Apollo, for the three months ended March 31, 2005.

The Company paid approximately $2 million related to various raw materials purchased from Borden Chemical Inc., an affiliate of Apollo, and Borden Chemical Inc. paid the Company approximately $1 million on the sales of certain products for the three months ended March 31, 2005.

The Company also paid approximately $1 million related to various raw materials to Sumitomo Bakelite, an affiliate of Apollo, and the Company recognized $15 million of sales of certain products to Sumitomo Bakelite and Bakelite to  for the three months ended March 31, 2005.

During the three months ended March 31, 2005, we have continued our numerous agreements with Royal Dutch/Shell Group of Companies, (“Shell”), including the purchase of feedstock, site services, utilities, materials, facilities and operator type services.  There were no material changes regarding our commitments surrounding agreements with Shell during the period.  During the three months ended March 31, 2005, we have paid Shell $70 million and Shell has paid the Company $5 million.

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

Selected financial data by geographic region are presented below (in millions of U. S. dollars):

			Asia
			Pacific
		Europe	And
		and	Middle
	U.S.	Africa	East	Eliminations	Total
As of and for the period ended March 31, 2005:

Revenues from external customers	$132	$180	$1	$—	$313
Intersegment revenues	16	2	—	(18)	—
Operating income	(12)	43	(1)	—	30
Total assets	427	409	1	—	837

As of and for the period ended March 31, 2004:

Revenues from external customers	$97	$125	$1	$—	$223
Intersegment revenues	6	6	—	(12)	—
Operating income	3	3	—	—	6
Total assets	454	321	1	—	776

For 2005 and 2004, sales revenues are on single billing entities in the U. S. and in the Netherlands.  Inter-segment amounts represent sales transactions within and between geographic regions.  Operating income reflected in the tables above represent amounts after intercompany eliminations.

13.  Income Taxes

               Deferred taxes result from differences between the financial and tax bases for assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.   At March 31, 2005, we had net operating loss carry forwards for income tax purposes in various tax jurisdictions.  We anticipate taxable income in future years will allow us to utilize the carry forwards that have not had a valuation allowance placed against them.  It was recognized that it is more likely than not that certain carry forwards in certain tax jurisdictions will not be realized as a result of current and future taxable income.  Accordingly, the valuation allowance has been increased in the current period to reflect our expectations of lower than anticipated net deferred tax asset realization. The valuation allowance increased by $6 million to offset the increased net operating losses that were generated in the three months ended March 31, 2005.  The valuation allowance balance as of March 31, 2005 was $49 million.

The increase in expense is primarily related to an increase in income before taxes in foreign jurisdictions and the incremental increase in a long-term tax payable.

Our legal and tax structure reflects the global nature of our business.  Management performs a review of its global tax positions on an annual basis and reserves amounts for potential tax contingencies.  We establish the reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments.  Significant judgment is required in determining accruals for potential tax contingencies.  In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain.  Based on the reviews by management and the result of discussions and resolutions of proposed adjustments with certain tax authorities, including judicial procedures as appropriate, and the closure of tax years subject to tax audit, reserves are adjusted as necessary.  The Netherlands tax authority is currently examining Resolution Holdings B.V.’s tax returns for the years 2000 to 2002.  Net operating losses carried back during this period of time resulted in $18 million of tax refunds in the fourth quarter of 2003.  The Netherlands tax authority has not issued a formal notice of deficiency and the Company will aggressively contest any proposed adjustments.  Although the final resolution of any proposed adjustments is uncertain and may involve unsettled areas of the law, based on currently available information, the Company has provided for the best estimate of the probable tax liability for such matters.  In the prior year and the current period, this has resulted in a reduction to the recorded amount of net operating losses to reflect the best estimate of the amount of net operating loss carryforwards the Company believes will ultimately be sustained.  While the final resolution of these matters may result in tax assets and liabilities which are significantly higher or lower than the recorded amounts, management currently believes that the expected resolution will not have a material effect on the Company’s financial position, results of operations or liquidity.  However, an unfavorable resolution could have a material effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

See Note 2 “Recent Accounting Pronouncements-Revised Presentation” above for a discussion on the revised balance sheet classification for long-term deferred tax assets and liabilities.

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

                As of March 31, 2005, the Company has assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology.  This assessment is based on the lack of evidence of any claims or possible claims against us from the closing date of the recapitalization.  For environmental conditions that existed prior to November 2000, the Company’s environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, management believes that the Company maintains adequate insurance coverage, subject to deductibles, for environmental remediation activities.

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

16.  Other Revenue

In 2002, the Company entered into a BPA technology license agreement wherein the Company granted a non-exclusive license to a third party to use RPP LLC’s technology to construct, operate and maintain and/or repair one licensed plant for the manufacture of BPA.  In addition to the grant to use the license, the Company will also provide technical assistance in the design, engineering, procurement, training, commissioning and/or start-up of the licensed plant.  Revenues from the sale of the BPA technology license and related support services have been and will be recognized using the percentage of completion method.   For the three months ended March 31, 2005, $0.5 million has been recognized as Other Revenues related to the sale of the BPA technology license.

In May 2002, the Company entered into an exclusive and irrevocable option with a third party to execute a long-term supply contract, wherein the Company received $4.2 million.  In June 2002, the Company executed a calcium chloride supply agreement with the third party for fifteen years.  Revenues from the sale of the option will be recognized on a straight line basis over fifteen years consistent with the duration of the supply agreement.   For the three months ended March 31, 2005, $0.07 million has been recognized as Other Revenues related to the sale of the option.

17.  Deferred Revenue

                Deferred revenue includes the unamortized balance related to the sale of the BPA technology license and the sale of the exclusive and irrevocable option to execute a long-term supply contract. As of March 31, 2005, the balance included in Deferred Revenue for the sale of the BPA technology license and the sale of the option was $0.136 million and $4 million, respectively.

18.  Subsequent Event

                As announced on April 25, 2005, as of April 22, 2005, the parent of RPPI, RPP Holdings LLC, entered into an agreement with Borden Chemical, Inc. (“Borden Chemical”) and its affiliates and with affiliates of RSM pursuant to which we and RSM will be combined with Borden Chemical. We, RSM and Borden Chemical are each controlled by Apollo Management L.P. Upon consummation of the combinations, Borden Chemical will change its name to Hexion Specialty Chemicals, Inc. Completion of the combinations is subject to customary closing conditions and we, Borden Chemical and RSM will continue to operate independently until those conditions are met.  We expect the combinations to close in the second quarter of 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management.  When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, and similar expressions are intended to identify forward-looking statements.  Although management believes that the expectations reflected in these forward-looking statements are reasonable; it can give no assurance that these expectations will prove to have been correct.  These statements are subject to certain risks; uncertainties and assumptions..  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and the Company’s audited consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Overview

        As a manufacturer and global supplier of epoxy resins and associated products, our results of operations have been negatively impacted by external factors such as high energy costs and variable demand.  High energy costs such as the increasing price of crude oil and related petrochemical products and the higher cost of natural gas have translated into significant increases in our raw material costs. The slow economic recovery in 2002 and 2003 resulted in soft demand for our products and therefore continued overcapacity in the industry.   Excess capacity had limited our ability to raise prices on most of our products.  During 2004 and continuing through the three months ended March 31, 2005, we have seen a strengthening of demand for our products and as a result, we have been successful in raising prices on virtually all products, although raw material costs have also increased.  As a result, our gross profit margins improved during the second half of 2004 and for the three months ended March 31, 2005.

        Our liquidity and capital resources have been negatively impacted by our high level of debt.  To provide financial flexibility in January 2005, we refinanced our bank credit facility with a new credit agreement that provides up to $150 million of borrowing capacity.  At March 31, 2005, we had long-term debt outstanding of $709 million.

        For a detailed discussion of our results of operations, liquidity and capital resources, see the captions below under “—Results of Operations” and “—Liquidity and Capital Resources”.

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements.  As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future.  Critical accounting polices are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions.   We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment.  There have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2005, except for the adoption of SFAS No. 123R “Share-Based Payment”.  The application of this accounting principle requires the use of numerous assumptions and estimates including discount rates, volatility and expected life.  Changes in these assumptions could increase or decrease the expense and liabilities related to these awards currently and in the future.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company’s consolidated statements of operations, expressed as a percentage of revenues. The results of operations for the three months ended March 31, 2004 have been restated to reflect the revision discussed under the heading “Recent Accounting Pronouncements-Restatement” in Note 2 to the unaudited consolidated financial statements included elsewhere in this filing.

	Three months ended
	March 31,
	2005	2004
		(Restated)
Revenues	100%	100%
Cost and expenses:
Purchase and variable product costs	66	70
Operating expenses	11	14
Selling, general and administrative	7	6
Depreciation and amortization	4	5
Research and development	2	2
Total	90	97

Operating income	10	3

Interest expense, net	7	9

Income (loss) before income taxes	3	(6)
Income tax expense	3	—

Net income (loss)	—	(6)

EBITDA (1)	14%	8%

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

The following is a discussion of significant financial statement items related to our consolidated statements of operations.    See note 12 to the unaudited consolidated financial statements for segment information.

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

    Other revenues

          Other revenues consist of the sale of a BPA technology license and related support services.

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

Income Tax Expense

        The Company is organized as a limited liability company and is therefore not subject to U. S. income tax.  Income tax information presented, however, includes U. S. income taxes attributed to the Company’s operations that are the responsibility of the Company’s sole-owner, RPPI.

First Quarter of 2005 and 2004 Compared

Revenues

Revenues increased by $90 million, or 40%, to $313 million compared to the prior year quarter. The increase in revenues is a result of increased average prices, partially offset by decreased volume.  Overall average prices increased by 43% from the prior year period, however, excluding the impact of a weaker dollar on our Euro-related sales, overall average prices increased 40%.  Overall volumes decreased by 1% from the prior year period.  The $90 million increase in revenues consists of $93 million increase in prices and $3 million decrease in volumes.

Purchases and Variable Product Costs

Purchases and variable product costs increased by $50 million, or 32%, to $206 million.  This increase was largely driven by higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products, the higher cost of natural gas, partially offset by lower sales volume.  The $50 million increase in purchases and variable products costs consists of a $52 million increase in raw material prices and a $2 million decrease in sales volumes.

Operating Expenses

                Operating expenses increased by $4 million, or 13%, to $35 million.  The increase is primarily due to increased salary and wages, certain utilities operations assumed from Shell, higher maintenance costs, increased turnaround activity and foreign currency impact.

Selling, General and Administrative Expenses

                Selling, general and administrative expenses increased by $10 million, or 77%, to $23 million. The increase is primarily a result of the increased incentive compensation of $4 million, which includes the waived Apollo management fees and the Board of Managers fees, legal costs related to the previously disclosed Formosa litigation, professional fees related to the planned merger with Borden Chemical Inc. and RSM and foreign currency impact.

                        Depreciation and Amortization

                Depreciation and amortization increased by $2 million, or 17%, to $14 million.  The increase is primarily attributable to the abandonment and write-off of the idle Cardura plant in the Netherlands.

Operating Income

                Operating income increased by $24 million to $30 million. The increase was primarily due to the increase in revenues, partially offset by increases in purchase and variable product costs, operating expenses, depreciation and amortization, and selling, general and administrative expenses.

        Interest expense, net

                Interest expense, net increased by $1 million, or 5%, to $21 million.  The increase is primarily due to $1 million charge related to the write-off of deferred finance costs for the $75 million bank credit facility refinanced in January 2005.

Income (Loss) before Income Taxes

                Income (loss) before income taxes increased by $23 million to $9 million income in 2005.  The increase is due to increased operating income, partially offset by the increase in interest expense, net.

        Income Tax Expense (Restated)

               Income tax expense increased by $8 million to $8 million expense in 2005.  The increase in expense is primarily related to an increase in income before taxes in foreign jurisdictions and the incremental increase in a long-term tax payable.

Net Income (Loss) (Restated)

                Net income (loss) increased by $15 million to $1 million income in 2005. The increase was due to increased income before income taxes, partially offset by increased income tax expense.

EBITDA (Restated)

                EBITDA increased by $26 million to $44 million. The increase was primarily due to the increase in revenues, partially offset by increases in purchase and variable product costs, operating expenses and selling, general and administrative expenses.

        EBITDA is presented because it is used by investors to analyze and compare operating performance, which includes a company’s ability to service and/or incur debt.  In addition, management focuses on EBITDA because it is used as an internal performance measure.  However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) or as a measure of a company’s profitability or liquidity.  EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures of other companies.  The following table reconciles the differences between net income (loss), as determined under GAAP and EBITDA (in millions of U. S. dollars).

	For the quarter ended March 31,
	2005	2004 (Restated)
Net income (loss)	$1	$(14)
Income tax expense	8	—
Interest expense, net	21	20
Depreciation and amortization	14	12
EBITDA	$44	$18

Liquidity and Capital Resources

        General

During the three months ended March 31, 2005, our operating cash flow was less than our working capital needs.  Based on our current level of operations and anticipated sales growth and cost savings, management believes that our cash flow from operations, together with existing cash and cash equivalents on hand and future borrowings under our revolving credit agreement, if necessary, will be sufficient to fund our working capital needs, expenditures for property, plant and equipment and debt service obligations, although no assurance can be given in this regard.  Cash and cash equivalents decreased by $47 million compared to the balance at March 31, 2004.  Our working capital requirements principally include accounts receivable, product and raw materials inventory, labor, equipment and debt service costs. We expect to continue to finance our operations through net cash provided by operating activities, existing cash and cash equivalents on hand, and borrowings under our revolving credit facility and, to the extent needed, sales of assets. As a result of our high level of debt, we will have to continue to generate significant cash flows through operating activities, borrowings and asset sales to meet our current debt service requirements. For a discussion of factors affecting our operating cash flows, see “Outlook for 2005” below.

Our high level of debt may preclude us from borrowing any more funds beyond those available under the revolving credit agreement. Based on our current level of operations and anticipated growth, management believes that our cash flow from operations, together with existing cash and cash equivalents on hand and future borrowings under our revolving credit facility, if necessary, will be sufficient to fund our working capital needs and expenditures for property, plant and equipment and debt service obligations, although no assurance can be given in this regard.

Credit Agreement

On January 24, 2005, RPP LLC and RPP CC entered into a $150 million revolving credit facility pursuant to a credit agreement among Resolution Performance Products Inc.,  Resolution Europe B.V., the other credit parties party thereto, General Electric Capital Corporation, GE Leveraged Loans Limited and the other lenders party thereto (the “Credit Agreement”).  The proceeds of the initial loans under the Credit Agreement were used to refinance indebtedness under the former $75 million Credit Agreement.

The Credit Agreement currently provides for the extension of revolving loans to RPP LLC (and any other entity approved to be a US borrower) of up to $100 million in aggregate principal amount at any time outstanding (“U.S. Credit Facility”), and for the extension of revolving loans to Resolution Europe B.V. (and any other entity approved to be a Netherlands borrower) of up to the Euro equivalent of $50 million in aggregate principal amount at any time outstanding (“Netherlands Credit Facility”).  At March 31, 2005, there was $36 million outstanding under the revolving credit agreement and $14 million in outstanding letters of credit, of which $3 million relates to the former $75 million Credit Agreement.  Loans under the U.S. Credit Facility and the Netherlands Credit Facility may be used for, among other things, working capital and general corporate purposes of RPP LLC and its direct and indirect subsidiaries (including, without limitation, Resolution Europe B.V.), including, without limitation, certain permitted acquisitions.  The U.S. Credit Facility includes a sub-limit for letters of credit in an amount not to exceed $30 million.  The Netherlands Credit Facility includes a sub-limit for letters of credit in an amount not to exceed the Euro equivalent of $10 million.  The extension of revolving loans under the U.S. Credit Facility and the Netherlands Credit Facility terminates on June 24, 2009.

Borrowings by RPP LLC under the U.S. Credit Facility denominated in dollars accrue interest at either a U.S. index rate or the eurodollar rate plus, in each case, a margin ranging from 1.00% to 2.50%, depending on RPP LLC’s consolidated fixed charge coverage ratio, as calculated under the Credit Agreement and determined on a quarterly basis.  Borrowings by RPP LLC under the U.S. Credit Facility denominated in Euros accrue interest at the euro rate plus a margin ranging from 2.00% to 2.50% depending on RPP LLC’s consolidated fixed charge coverage ratio, as calculated under the Credit Agreement and determined on a quarterly basis.  Borrowings by Resolution Europe B.V. under the Netherlands Credit Facility accrue interest at the euro rate plus associated costs or a euro base rate plus, in each case, a margin ranging from 2.00% to 2.50% depending on RPP LLC’s consolidated fixed charge coverage ratio, as calculated under the Credit Agreement and determined on a quarterly basis.

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

The loans under the U.S. Credit Facility are guaranteed by RPPI, RPP CC and all of RPPI’s existing and future direct and indirect domestic subsidiaries other than RPP LLC (the “U.S. Guarantors”).  The loans under the U.S. Credit Facility are secured by a security interest in substantially all of RPP LLC’s and the U.S. Guarantors’ properties and assets, including a pledge of all capital stock and notes owned by them and their subsidiaries; provided that no more than 65% of the voting stock of their first-tier foreign subsidiaries is required to be pledged in respect of such loans under the U.S. Credit Facility.  As part of the security for the U.S. Credit Facility, the lenders have control agreements over the bank accounts into which RPP LLC’s customers remit payment.  Loans incurred under the Netherlands Credit Facility are guaranteed by Resolution Holdings B.V. and all of its existing and future direct and indirect material foreign subsidiaries other than Resolution Europe B.V. (the “Non-U.S. Guarantors”), subject to exceptions and restrictions.  The obligations of Resolution Europe B.V. and the Non-U.S. Guarantors are secured by a security interest in substantially all of the properties and assets owned by Resolution Europe B.V. and the Non-U.S. Guarantors, including by a pledge of all capital stock and notes owned by such entities.  As part of the security for the Netherlands Credit Facility, the lenders maintain bank accounts into which Resolution Europe B.V.’s  customers remit payment.  Such receipts are transferred to Resolution Europe B.V. once any outstanding revolver balances are repaid.  The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default.

Cash Flows

For the three months ended March 31, 2005, we generated net cash provided by operating activities of $3 million, used cash in investing activities of $5 million and provided cash by financing activities of $2 million. Investing activities primarily consisted of expenditures for property, plant and equipment.  For the quarter ended March 31, 2004, we generated net cash provided by operating activities of $3 million, used cash in investing activities of $3 million and provided cash by financing activities of $2 million.  Investing activities primarily consisted of expenditures for property, plant and equipment.

Our management uses EBITDA as an internal performance measure rather than a measure of our liquidity. Our cash flow from operations has been significantly different than our EBITDA. For example, for the three months ended March 31, 2005, our EBITDA was $44 million, but our cash flow from operations was $3 million and our interest expense, net, was $21 million and capital expenditures were $5 million.

Capital Expenditures

Expenditures for property, plant and equipment totaled $5 million and $3 million for the three months ended March 31, 2005 and 2004, respectively.  The $5 million spent in 2005 was for operational projects.

Because we have an established infrastructure in place, our capital expenditures are generally not for the building of new plants but for their maintenance, mandatory environmental projects, occasional incremental expansion or cost reduction/efficiency improvement where justified by the expected return on investment.  We expect our capital expenditures for 2005 to be approximately $47 million.

Outlook for Remainder of 2005

We have experienced an improvement in supply/demand fundamentals in the markets we serve and expect to see continued improvement for the remainder of 2005.  However, raw material volatility could continue because of, among other things, political instability in the Middle East or supply disruptions elsewhere and increased global energy demand. There can be no assurances that (a) any global recovery will continue for the remainder of 2005, (b)

we will be able to realize margins we have historically achieved as feedstock costs decline, or (c) our feedstock costs will not rise faster than our product prices and, therefore reduce our margins.

We believe that, assuming continued global growth, demand for epoxy resins will continue to improve in 2005 from 2004 levels, as described above.  Also, we have announced and implemented significant increases of epoxy resins prices during the second half of 2004 and the first quarter of 2005 in North America, Europe and Asia.  We believe that our actions taken in 2004 to implement monthly pricing mechanisms in most product lines will improve our ability to react to changing market conditions in 2005, such as changes in raw material prices or changes in supply/demand fundamentals.

There can be no assurances that (i) demand for our products will increase for the remainder of 2005 or (ii) the announced price increases by us or our competitors will be accepted by our customers or that we will not lose any significant customers or volumes in the future as a result of these price increases.

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

We accrue for environmental liabilities when the liability is probable and the costs are reasonably estimable.  As of March 31, 2005, we have assessed that an environmental remediation liability accrual is not needed based on the current available facts, present laws and regulations, and current technology.  This assessment is based on the lack of evidence of any claims or possible claims against us from the closing date of the recapitalization.  For environmental conditions that existed prior to the closing date, our environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the recapitalization, subject to certain limitations. In addition, for incidents occurring after the closing date of the recapitalization transaction, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

        Effects of Currency Fluctuations

We conduct operations in countries around the world. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our unaudited consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with Euro-related currencies also being significant. For the three months ended March 31, 2005, 58% of our total revenues and 49% of our total expenses were from companies incorporated outside the United States. For the three months ended March 31, 2004, 57% of our total revenues and 57% of our total expenses were from companies incorporated outside the United States.  A substantial amount of assets and liabilities outside the United States are denominated in the Euro. The average exchange rate of the U. S. dollar to the Euro was approximately 1.311 and 1.249 for the three months ended March 31, 2005 and 2004, respectively.  Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. Significant changes in the value of the Euro relative to the U.S. dollar could also have an adverse effect on our financial condition and results of operations and our ability to meet interest and principal payments on Euro-denominated debt, including certain borrowings under the Credit Agreement, and U.S. dollar denominated debt, including the notes and certain borrowings under the Credit Agreement.

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

                Based upon the Controls Evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005 at the reasonable assurance level, because of the material weakness described below.  In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

As of March 31, 2005, we did not maintain effective controls over the valuation and completeness of our deferred income tax assets and liabilities (including the associated valuation allowance) and the income tax provision because we did not have accounting personnel with sufficient knowledge of generally accepted accounting principles related to income tax accounting and reporting.   Specifically, we did not have effective controls over the preparation and review of the valuation allowance and related to deferred tax assets to ensure accuracy and completeness.  This control deficiency resulted in the restatement of our financial statements for 2003 and the interim periods in 2004 to correct errors in the Company’s accounting for a valuation allowance for deferred tax assets.  The Public Company Accounting Oversight Board Standard No. 2, An Audit of Internal Control Over Financial Reporting in Conjunction with an Audit of Financial Statements states that a restatement of financial statements should be regarded as a strong indicator that a material weakness in internal control over financial reporting exists.  Consistent with this standard, management has concluded that this control deficiency constitutes a material weakness.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Part II.  OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits

(a)	Exhibits

	31.1	CFO Section 302 certification
	31.2	CEO Section 302 certification
	32	CEO and CFO Section 906 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLUTION PERFORMANCE PRODUCTS LLC

Date: May 16, 2005	By:	/s/ David S. Graziosi
David S. Graziosi, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

RPP CAPITAL CORPORATION

Date: May 16, 2005	By:	/s/ David S. Graziosi
David S. Graziosi, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)